Form 10-Q
period 1995-06-30
EDISON CONTROLS CORP
filed 1995-08-16
CIK 795968

United States
                      Securities and Exchange Commission
                             Washington, D.C 20549

                                   Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended June 30, 1995.

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange of 1934 for the Transition Period from     to


Commission file number 0-14812

                          EDISON CONTROL CORPORATION
            (Exact name of registrant as specified in its charter)

New Jersey                                             22-2716367
(State or other jurisdiction of
(I.R.S.Employer
incorporation or organization)
Identification No.)

140 Ethel Road West
Piscataway, N.J.                                       08854
(Address of principal offices)                         (Zip Code)

                                (908) 819-8800
           (Registrant's telephone number, including area code)

                                Not applicable
(Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has
filed
            all reports required to be filed by Section 13 or 15(d)
of the
            Securities Exchange Act of 1934 during the preceding 12
months
            (or for such shorter periods that the registrant was
required
            to file such reports), and (2) has been subject to such
filing
            requirements for the past 90 days.  Yes  X       No


            Indicate the number of shares outstanding of each of the
            issuer's classes of common stock, as of the latest practical date.

            Common Stock, $.01 par value: 2,136,000 as of July 31,
1995.






                        EDISON CONTROL CORPORATION
                              BALANCE SHEETS
                   June 30, 1995 and December 31, 1994

                                             1995           1994
     ASSETS                               ---------       ---------

                                        (Unaudited)
Current assets:
Cash and cash equivalents               $   186,868      $  831,901
Investments                                 284,000         284,000
Trading securities                       10,538,961       7,629,450
Accounts receivable-trade                   105,965         226,146
Prepaid income tax                           90,662
0
Inventories                                 234,757         249,457
Prepaid expenses and other
current assets                               71,613          47,281
                                         ----------      ----------


      Total current assets               11,512,826       9,258,235



Equipment and leasehold improvements
      at cost, net                           68,468          65,618
                                         ----------      ----------
                                        $11,581,294     $ 9,323,853
                                         ==========      ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                        $     8,270     $    69,451
Accrued liabilities                          37,160          37,378
Income taxes payable                        752,358         167,674
Deferred income tax                       1,068,467         873,020
                                         ----------      ----------
      Total current liabilities           1,866,255       1,147,523



Stockholders' equity:
Preferred Stock, $.01 par value:  1,000,000 shares
authorized, none issued
Common Stock, $.01 par value:  10,000,000 shares
authorized, 2,136,000 shares issued and
outstanding in 1995, 2,100,000 in 1994       21,360
21,000
Additional paid-in capital                6,143,334
6,026,694
Retained earnings                         3,550,345
2,128,636
                                         ----------
----------
      Total stockholders' equity          9,715,039
8,176,330
                                        -----------
----------
                                        $11,581,294      $
9,323,853
                                         ==========
==========


                                   See Accompanying Notes.
                          EDISON CONTROL CORPORATION
                            STATEMENT OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                            Three months ended          Six months
ended
                                 June 30,                    June
30,
                               1995           1994          1995
     1994
                         ---------------------------
-----------------------
Net sales                $   160,662     $   510,989   $   430,850
 $   814,376
Cost and expenses:
      Cost of sales          153,658         329,295       355,577
     550,573
      Selling, general and
      administrative         175,790         167,770       369,874
     306,363
                         -----------      ----------   ----------
  -----------
                             329,448         497,065       725,451
     856,936
                         -----------      ----------   ----------
  -----------
Operating income (loss)  (   168,786)          13,924   (  294,601)

 (   42,560)

Interest and dividends        37,707           59,147       63,860
     130,254
Security fees and
commission               (    25,994)     (     1,413)  (   49,107)

 (    1,413)
Realized gains and (losses)
on trading securities      1,152,147            6,043    2,160,744
  (    6,262)
Unrealized gains and (losses)
on trading securities        301,389      (    62,989)     488,617
  (1,003,065)
                         -----------      -----------   ----------
 -----------
Income (loss) before cumulative
effect of change in accounting
principle and income tax   1,296,463          14,712     2,369,513
  (  923,046)

Provision for income taxes:
Deferred expense          (  195,447)              0   (  195,447)
     392,940
Current expense           (  323,138)              0   (  752,358)
           0
                         -----------     -----------  -----------
   ----------
Income (loss) before cumulative
effect of change in accounting
principle                    777,878         14,712     1,421,708
   (  530,106)

Cumulative effect of change
in accounting principle, less
taxes of $962,635                  0              0             0
    1,447,567
                         -----------    -----------   -----------
  -----------
Net income               $   777,878    $    14,712   $ 1,421,708
  $   917,461
                         ===========    ===========   ===========
  ===========
Earnings per common share:
Income (loss) before cumulative
effect of change in accounting
principle                        .36            .01           .65
   (      .24)


Cumulative effect of change
in accounting principle  $       .00    $       .00    $      .00
 $        .66
                         -----------    -----------    ----------
 ------------
Net income               $       .36    $       .01    $      .65
 $        .42
                         ===========    ============   ==========
 ============
Average common shares and
common share equivalents   2,172,800      2,175,831     2,171,200
    2,175,831
                         ===========    ===========   ===========
  ===========
                                      See Accompanying Notes.

                        EDISON CONTROL CORPORATION
                         STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (Unaudited)

                                               1995
1994
                                             ---------
---------
Cash flows from operating activities:

     Cash received from customers       $    562,493        $
803,796
     Cash paid to suppliers and
     employees                           (   791,797)        (
931,551)
     Income taxes paid                   (   305,204)        (
5,000)
     Interest received                        13,281
37,707
     Dividends received                       51,850
93,907
     Interest and premium paid on
     investments                                 545
    0
     Purchases of trading securities     (10,652,250)        (
1,686,870)
     Proceeds from the sale of trading
     securities                           10,392,100
1,774,532
                                          ----------
----------
     Net cash provided by (used in)
     operating activities                (   728,982)
86,521
                                          ----------
----------
Cash flows from investing activities:

     Capital expenditures                (    23,051)         (
12,100)
                                           ---------
---------
     Net cash used in investing
     activities                          (    23,051)         (
12,100)
                                           ---------
---------
Cash flows from financing activities:

     Stock options exercised                 117,000
    0
                                           ---------
---------

     Net cash provided by financing
     activities                              117,000
    0
                                           ---------
---------
Net increase (decrease) in cash
and cash equivalents                     (   635,033)
74,421

Cash and cash equivalents, beginning of
period                                       821,901
151,658
                                           ---------
---------

Cash and cash equivalents, end of period$    186,868        $
226,079
                                          ==========
==========




                          See Accompanying Notes.

                        EDISON CONTROL CORPORATION
           RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                      (USED IN) OPERATING ACTIVITIES
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                         (UNAUDITED)


                                                  1995
1994
                                               --------
--------
Net income                                 $   1,421,708         $
917,461

Adjustments to reconcile net income to
net cash (used in) operating activities:

     Depreciation and amortization                20,202
  18,789
     Realized (gain) loss on sales of
     trading securities                      ( 2,160,744)
   6,262
     Unrealized (gain) loss on
     trading securities                      (   488,617)
1,003,065
     Purchases of trading securities         (10,652,250)
        ( 1,686,870)
      Proceeds from the sale of
      trading securities                               10,392,100
           1,774,532
      Cumulative effect of a change in
      accounting principle                                      0
         ( 2,410,202)

Changes in assets and liabilities:

      Accounts receivable                                 120,181
         (    64,532)
      Prepaid income taxes                            (    90,662)
                  0
      Inventories                                          14,700
         (    19,259)
      Prepaid expenses and other
      current assets                                  (    24,332)
        (    33,933)
      Accounts payable                                (    61,181)
             37,935
      Accrued liabilities                             (       218)
        (    21,422)
      Deferred income taxes                               195,447
             564,695
      Income taxes payable                                584,684
                   0
                                                        ---------
          ----------
            Total adjustments                         ( 2,150,690)
        (   830,940)
                                                       ----------
          ----------


Net cash provided by (used in)
operating activities                                 $(   728,982)
       $     86,521
                                                       ==========
          ==========






                                   See Accompanying Notes.









                                 EDISON CONTROL CORPORATION
                                Notes to Financial Statements
                                         (unaudited)



Note 1-  Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form
10-K for the year ended December 31, 1994.


Note 2-  Trading Securities


The Financial Accounting Standards Board has issued Statement of
Financial
Accounting Standards No. 115 ("Statement 115"), "Accounting for
Certain
Investments in Debt and Equity Securities," to record at market value securities held for investment. Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term would be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. The impact of adopting Statement 115 as of January 1, 1994 was to increase income by approximately $1,448,000, net of taxes.

The cost of securities sold is based on the first in, first out method.















Item 2.


Management's Discussion and Analysis of Operations and Financial
Condition.

Results of Operations.


Net sales for the second quarter of fiscal year 1995 decreased
$350,327, or
68.6%, compared with the comparable period of the prior year. For the first six months of 1995, net sales decreased $383,526, or 47.1%, compared to the comparable period of 1994. The decrease for both periods in 1995 is attributable to a combination of two factors: a) The pending deregulation of the electric utilities industry has created an unstable environment in which the utilities will have to compete to sell power to big customers. This is causing massive cutbacks in both personnel and the purchasing of materials used by the power producers. Sale of the Company's product is being impacted because they are not an essential material required in the distribution of electricity, a condition which management believes is temporary. As personnel continues to be reduced, the faulted circuit indicator should be a tool to expedite the restoration of service after an outage, b) The unstable financial problems incurred by Mexico; 16% of 1994 sales were exported to Mexico. There were no shipments to Mexico in the first six months of 1995, however, the Company is quoting a major project for Mexico
Electric at this time. Quoting activity is generally picking up at this time. As a result, sales for the next quarter could return to more normal levels.


As a percentage of net sales, gross profit margin for the 1995 second quarter decreased to 4.4% from 35.6%. The six month period gross profit margin decreased to 17.5% from 32.4% for the comparable period in 1994. These decreases are primarily attributable to reduced unit volume and the allocation of overhead costs over the lower unit volume.


Selling, general and administrative expenses for the second quarter and first six months ended June 30, 1995 were $175,790 and $369,874, respectively, compared to $167,770 and $306,363, respectively, for the comparable periods of the prior year. Management believes selling, general and administrative expenses should be maintained at or near their present levels for the balance of fiscal 1995. The increase in general and administrative expenses is due to the opening of a New York City office for the Company's new President.


The operating loss was $294,601 for the first six months compared to an
operating loss of $42,560 for the comparable period of 1994.  The
Company
recorded operating loss in the three months ended June 30, 1995 of
$168,786
compared to income of $13,924 in 1994. The increase in operating losses is due primarily to decreased level of sales in 1995 and the increase in general and administrative expenses.



Interest and dividend income decreased by approximately 51% for the six months ended June 30, as a result of the shifting of the Company's investments into trading securities which resulted in increases in both realized and unrealized gains.


The Company achieved a $2,160,744 realized gain in trading securities for the six months ended June 30, 1995. Compared to the prior period loss of
($6,262), the difference of $2,167,0006 is primarily due to an increase in sales of securities. Unrealized gains were $488,617 for the first six months compared to unrealized losses of ($1,003,065) for the comparable period of
1994. The increase of $1,491,682 can be attributed to a general upward market trend.


The Company recorded a current and deferred tax expense of $518,585 and
$947,805 for the quarter and six months ended June 30, 1995 respectively, which represents the estimated annual effective rate of 40% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.


Net income of $777,878 or $.36 per share for the second quarter of
1995
increased $763,166 compared to net income of $14,712 or $.01 per share for the comparable period of the prior year. Net income of $1,421,708 or $.65 per share for the first six months of 1995 increased $504,247 compared to net income of $917,461 or $.42 per share for the comparable period of the prior year.


The Company used $728,982 in cash from operations during the first six months
of 1995 compared to a cash generation of $86,521 during the first six months
of 1994, a difference of $815,503 which is attributable to the reduction in
sales, an increase in purchases over sales of trading securities and income
taxes paid.  The Company's cash usage from investing activities was
$23,051
during the first six months of 1995 compared to $12,100 during the first six months of 1994. The Company's financing activities provided $117,000 during the first six months of 1995 compared to $0 in the first six months of 1994.
There was a net decrease in cash and cash equivalents of $635,033 in 1995
compared to an increase of $74,421 in 1994.


Management continues to analyze the discontinuance of the manufacture and sale of electronic fault indicators in light of the Company's operating losses. No decision regarding said discontinuance has been made. If the
Company discontinued the manufacture and sale of electronic fault indicators, the Company would be left with assets consisting of cash and cash equivalents, investments and trading securities. Management continues to actively seek opportunities for the investment of its cash, investments and securities in areas which may not be related to its present operations.



LIQUIDITY AND CAPITAL RESOURCES


The Company believes that it can fund its proposed capital expenditures and its operational requirements from operations and its currently available cash, cash equivalents and investments. Proposed capital expenditures for the remainder of fiscal year 1995 are expected to total approximately
$20,000.


The Company has no long-term debt and does not anticipate a long-term need for capital to fund its present business. The Company may, however, need long-term capital to fund an acquisition in the event such acquisition requires funding greater than the Company's cash, cash equivalents, investments and trading securities. The Company has not sought to obtain such capital and will do so only in the event it is required to fund an acquisition. The source of such funding, if any, is unknown at this time.


Additionally, at June 30, 1995 the working capital ratio (i.e., the ratio of total current assets to total current liabilities) was 6.2:1. At
December
31, 1994, the working capital ratio was 8.1:1.

































Part 11

Other Information


Item 5:  Other Information

         None.


Item 6:  Exhibits and Reports on Form 8K

          None.










































                                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 EDISON CONTROL CORPORATION


July 31, 1995                       By:
                                       President and Chief
                                       Executive Officer





July 31, 1995                       By:
                                       Treasurer and Chief
                                       Financial Officer