Form 10-Q/A
period 1995-06-30
EDISON CONTROLS CORP
filed 1995-09-14
CIK 795968

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



                                 EDISON CONTROL CORPORATION


July 31, 1995                   By:Mary E. McCormack
                                   President and Chief
                                   Executive Officer





July 31, 1995                   By:Jack V. Miller
                                   Treasurer and Chief
                                   Financial Officer