Form 10-Q
period 1995-09-30
EDISON CONTROLS CORP
filed 1995-11-22
CIK 795968

United States
                       Securities and Exchange Commission
                              Washington, D.C 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended September 30,
1995.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange of 1934 for the Transition Period from to

Commission file number 0-14812

                           EDISON CONTROL CORPORATION
             (Exact name of registrant as specified in its charter)

New Jersey                                       22-2716367
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

140 Ethel Road West
Piscataway, N.J.                                 08854
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

      Common Stock, $.01 par value: 2,136,000 as of November 10,
      1995.






                                 EDISON CONTROL CORPORATION
                                       BALANCE SHEETS
                          September 30, 1995 and December 31, 1994



                                                           1995           1994
      ASSETS                                     ---------      ---------
                                                          (Unaudited)
Current assets:
Cash and cash equivalents                       $ 1,027,453        $   821,901
Investments                                         284,000            284,000
Trading securities                               11,445,186          7,629,450
Accounts receivable-trade                           101,109            226,146
Prepaid income taxes                                130,762                  0
Inventories                                         219,713            249,457
Prepaid expenses and other
current assets                                       58,405             47,281
                                                 ----------         ----------

      Total current assets                       13,266,628          9,258,235


 Equipment and leasehold improvements
      at cost, net                                   74,480             65,618
                                                 ----------         ----------
                                                $13,341,108        $ 9,323,853
                                                 ==========         ==========



      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                               $    25,376        $    69,451
Accrued liabilities                                 53,497             37,378
Income taxes payable                               689,522            167,674
Deferred income taxes                            1,822,060            873,020
                                                ----------         ----------
      Total current liabilities                  2,590,455          1,147,523


Stockholders' equity:
Preferred Stock, $.01 par value:  1,000,000 shares
authorized, none issued
Common Stock, $.01 par value:  10,000,000 shares
authorized, 2,136,000 shares issued and
outstanding in 1995, 2,100,000 in 1994               21,360             21,000
Additional paid-in capital                        6,143,334          6,026,694
Retained earnings                                 4,585,959          2,128,636
                                                 ----------         ----------
      Total stockholders' equity                 10,750,653          8,176,330
                                                 ----------         ----------
                                                $13,341,108        $ 9,323,853
                                                 ==========         ==========



                                   See Accompanying Notes.


                                 EDISON CONTROL CORPORATION
                                   STATEMENT OF OPERATIONS
                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                         (Unaudited)

                          Three months ended       Nine months ended
                            September 30,            September 30,
                              1995             1994           1995     1994
                          ------------------       -----------------
Net sales                 $   216,327     $   346,604   $   647,177 $1,160,980
Cost and expenses:
      Cost of sales           186,519         249,256       542,096    799,829
      Selling, general and
      administrative          178,220         164,656       548,094    471,019
                          -----------      ----------    ---------- -----------
                              364,739         413,912     1,090,190  1,270,848
                          -----------      ----------    ----------  -----------
Operating loss             (  148,412)      (  67,308)   (  443,013)(   109,868)

Interest and dividends         19,143          24,878        83,003    153,719
Security fees and commission(   13,485)              0    (   62,592)        0
Realized gains and (losses)
on trading securities       (   14,859)        156,869     2,145,885   149,600
Unrealized gains on
trading securities           1,883,984       1,664,685     2,372,601  662,627
                           -----------      ----------    ---------- ----------
Income before cumulative
effect of change in accounting
principle and income tax     1,726,371       1,779,124     4,095,884  856,078

Provision for income taxes:
Deferred expense            (  753,593)     (  402,940)   (  949,040)( 10,000)
Current expense/benefit         62,836      (  148,000)   (  689,522)(148,000)
                             ---------     -----------    ----------  ----------
Income before cumulative
effect of change in accounting
principle                    1,035,614       1,228,184     2,457,322   698,078

Cumulative effect of change
in accounting principle, less
taxes of $962,635                    0               0             0  1,447,567
                            ----------     -----------   ----------- -----------
Net income                 $ 1,035,614     $ 1,228,184   $ 2,457,322$ 2,145,645
                           ===========     ===========   =========== ===========
Earnings per common share:
Income (loss) before cumulative
effect of change in accounting
principle                          .46              .57          1.09      .99

Cumulative effect of change
in accounting principle     $       .00      $       .00   $       .00  $   .67
                           ----------      -----------   ----------- -----------
Net income                  $       .46      $       .57   $      1.09  $  1.66
                         ===========      ===========   ===========  ===========
Average common shares and
common share equivalents   2,250,000        2,169,600     2,250,000  2,169,600
                        ===========      ===========   ===========   ===========

                                      See Accompanying Notes.


                                 EDISON CONTROL CORPORATION
                                  STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                         (Unaudited)




                                                           1995          1994
                                                        ---------     ---------
Cash flows from operating activities:

      Cash received from customers                  $    790,625 $  1,201,705
      Cash paid to suppliers and employees           ( 1,095,123) ( 1,408,861)
      Income taxes paid                              (   345,304)           0
      Interest received                                   21,708       67,162
      Dividends received                                  60,563      138,296
      Interest and premium paid on
      investments                                    (     6,762)           0
      Purchases of trading securities                (12,321,750) ( 4,642,766)
      Proceeds from the sale of trading
      securities                                      13,024,500    5,846,800
                                                      ----------   ----------
      Net cash provided by
      operating activities                               128,457    1,202,336
                                                      ----------   ----------
Cash flows from investing activities:

      Capital expenditures                           (    39,905)  (   14,633)
      Maturities of certificates of deposit                    0       95,000
                                                       ---------    ---------
      Net cash provided by (used in)
      investing activities                           (    39,905)      80,367
                                                       ---------    ---------
Cash flows from financing activities:

      Stock options exercised                            117,000            0
                                                       ---------    ---------

      Net cash provided by financing
      activities                                         117,000            0
                                                       ---------    ---------
Net increase in cash and
cash equivalents                                         205,552    1,282,703

Cash and cash equivalents, beginning of
period                                                   821,901      151,658
                                                       ---------    ---------

Cash and cash equivalents, end of period             $ 1,027,453  $ 1,434,361
                                                      ==========   ==========








                                   See Accompanying Notes.


                                 EDISON CONTROL CORPORATION
                          RECONCILIATION OF NET INCOME TO NET CASH
                              PROVIDED BY OPERATING ACTIVITIES
                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                         (UNAUDITED)



                                                           1995          1994
                                                         --------     --------
Net income                                           $  2,457,322    2,145,645

Adjustments to reconcile net income to
net cash (used in) operating activities:

      Depreciation and amortization                        31,044       28,538
      Realized (gain) on sales of
      trading securities                              ( 2,145,885) (   149,600)
      Unrealized (gain) on
      trading securities                              ( 2,372,601) (   662,627)
      Purchases of trading securities                 (12,321,750) ( 4,642,766)
      Proceeds from the sale of
      trading securities                               13,024,500    5,846,800
      Cumulative effect of a change in
      accounting principle                                      0  ( 2,410,202)

Changes in assets and liabilities:

      Accounts receivable                                 125,037  (    28,939)
      Prepaid income taxes                            (   130,762)           0
      Inventories                                          29,744  (     5,000)
      Prepaid expenses and other
      current assets                                  (    11,124)         935
      Accounts payable                                (    44,075) (    22,534)
      Accrued liabilities                                  16,119  (    13,549)
      Deferred income taxes                               949,040      967,635
      Income taxes payable                                521,848      148,000
                                                        ---------   ----------
            Total adjustments                         ( 2,328,865) (   943,309)
                                                       ----------   ----------


Net cash provided by operating
activities                                           $    128,457 $  1,202,336
                                                       ==========  ===========






                                   See Accompanying Notes.









                                 EDISON CONTROL CORPORATION
                                Notes to Financial Statements
                                         (unaudited)



Note 1-  Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1994.


Note 2-  Trading Securities


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities," to record at market value securities held for investment. Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term would be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. The impact of adopting Statement 115 as of January 1, 1994 was to increase income by approximately $1,448,000, net of taxes as of that date.

The cost of securities sold is based on the first in, first out method.















Item 2.


Management's Discussion and Analysis of Operations and Financial Condition.

Results of Operations.


Net sales for the third quarter of fiscal year 1995 decreased $130,277, or 37.6%, compared with the comparable period of the prior year. For the first nine months of 1995, net sales decreased $513,803, or 44.3%, compared to the comparable period of 1994. The decrease for both periods in 1995 is attributable to the pending deregulation of the electric utilities industry and the continuing unstable economy in Mexico. In June of 1995, it appeared that bookings were beginning to increase, but it did not continue through this quarter. The Company now anticipates that sales of conventional faulted circuit indicators will remain flat well into next year. Unit production is down 54%; while the number of orders have more than doubled. This is an indication that the utilities are ordering for specific needs and are not putting Company product in inventory.


As a percentage of net sales, gross profit margin for the 1995 third quarter decreased to 13.8% from 28.1%. The nine month period gross profit margin decreased to 16.2% from 31.1% for the comparable period in 1994. These decreases are primarily attributable to reduced unit volume and the allocation of overhead costs over the lower unit volume.


Selling, general and administrative expenses for the third quarter and first nine months ended September 30, 1995 were $178,220 and $548,094, respectively, compared to $164,656 and $471,019, respectively, for the comparable periods of the prior year. Management believes selling, general and administrative expenses should be maintained at or near their present levels for the balance of fiscal 1995. The increase in general and administrative expenses is due to the opening of a New York City office for the Company's new President.


The operating loss was $443,013 for the first nine months compared to an operating loss of $109,868 for the comparable period of 1994. The Company recorded an operating loss in the three months ended September 30, 1995 of $148,412 compared to a loss of $67,308 in 1994. The increase in operating losses is due primarily to decreased level of sales in 1995 and the increase in general and administrative expenses.


Interest and dividend income decreased by approximately 46% for the nine months ended September 30, primarily as a result of the shifting of the Company's investments into trading securities which resulted in increases in both realized and unrealized gains.




In the three months ended September 30, 1995, the Company recorded a $14,859 realized loss in trading securities as compared to a gain of $156,869 in the comparable period of the prior year. This loss in mainly attributable to market fluctuation. The Company achieved a $2,145,885 realized gain in trading securities for the nine months ended September 30, 1995. Compared to the prior period gain of $149,600, the difference of $1,996,285 is primarily due to an increase in sales of securities. Unrealized gains were $2,372,601 for the first nine months compared to $662,627 for the comparable period of 1994. The increase of $1,709,974 can be attributed to a general upward market trend.


The Company recorded a current and deferred tax expense of $1,638,562 and $690,757 for the nine months and quarter ended September 30, 1995 respectively, which represents the estimated annual effective rate of 40% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.


Net income of $1,035,614 or $.46 per share for the third quarter of 1995 decreased $192,570 compared to net income of $1,228,184 or $.57 per share for the comparable period of the prior year. Net income of $2,457,322 or $1.09 per share for the first nine months of 1995 increased $311,677 compared to net income of $2,145,645 or $1.66 per share for the comparable period of the prior year.


The Company generated $128,457 in cash from operations during the first nine months of 1995 compared to $1,202,336 during the first nine months of 1994, a difference of $1,073,879 which is attributable to the reduction in sales, an increase in purchases over sales of trading securities and income taxes paid. The Company's cash usage from investing activities was $39,905 during the first nine months of 1995 compared to cash generated of $80,367 during the first nine months of 1994. The Company's financing activities provided $117,000 during the first nine months of 1995 compared to $0 in the first nine months of 1994. There was a net increase in cash and cash equivalents of $205,552 in 1995 compared to $1,282,703 in 1994.


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


Additionally, at September 30, 1995 the working capital ratio (i.e., the ratio of total current assets to total current liabilities) was 5.1:1. At December 31, 1994, the working capital ratio was 8.1:1.
































Part 11

Other Information


Item 5:      Other Information

            The Annual Shareholder's Meeting was held on October 17, 1995. The following people were elected to the Board of Directors:

                  Gerald B. Cramer
                  John J. Delucca
                  William B. Finneran
                  Mary E. McCormack
                  Jay J. Miller

            The Amendment to the 1986 Stock Option Plan was approved.


Item 6:      Exhibits and Reports on Form 8K

             None.

































                                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 EDISON CONTROL CORPORATION

                                       Mary E. McCormack
November 10, 1995                   By:
                                       President and Chief
                                       Executive Officer



                                       Jack V. Miller
November 10, 1995                   By:
                                       Treasurer and Chief
                                       Financial Officer