Form 10-K
period 1995-12-31
EDISON CONTROLS CORP
filed 1996-03-28
CIK 795968

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549
                                                       Form 10-K

                             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                                   For the fiscal year ended December 31, 1995
                                            Commission File number 0-14812

                                              EDISON CONTROL CORPORATION

                       (Exact name of registrant as specified in its charter)

 New Jersey                                         No. 22-2716367
      (State or other jurisdiction of   ( I.R.S. Employer incorporation or
 organization)                                          Identification No.)

140 Ethel Road West, Piscataway, New Jersey                             08854
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 908-819-8800

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
              Title of each class                       which registered
                  None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                        Common Stock, par value $.01 per share
                                                   (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                 [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                   [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1996: $8,544,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock outstanding as of March 14, 1996: 2,136,000.


                                                     Page 1 of 35



ITEM 1.  Business

Edison Control Corporation (the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. The Company operates in one business segment: the design, development, manufacture and sale of electronic fault indicators. The indicators detect electrical transmission and distribution line breakdowns and locate faults (or breaks) in power lines, enabling a more rapid restoration of power.

Fault Indicators-General

A major problem faced by electric utilities is the disruption of service caused by transmission and distribution line faults. These disruptions (which are one cause of "blackouts") represent millions of dollars in lost revenues to electric utilities. Additionally, significant losses may be suffered by both business and residential users of electricity due to such disruptions.

   Electricity is transported by electric utilities across high voltage power lines located overhead on poles or under the ground. In recent years, there has been a growing trend to place power lines underground due to consumer and environmentalist demands. The voltage in these underground power lines ranges from 4,000 to 34,500 volts. Transformers are placed along these lines in order to reduce the high voltage to the 120 volt current which is delivered to users. Generally, one transformer is used for every four to ten homes.

When a fault occurs in a line, high voltage electricity passes directly to the ground, causing enormous amounts of electrical current from the damaged power line and other lines connected to it to rush to the ground, burning out any protective fuses or equipment which may have been in series with the line. Since most lines are interconnected, adjacent lines may discharge their currents into the same fault, causing a large power outage or "blackout."

Without the use of fault indicators, in order to detect the location of the fault in a blacked-out area, a lineman selects a transformer at a point midway along the dead power line for testing. The transformer is disconnected and power is reapplied. If the line fails again, it can be determined that the fault must be closer to the generator. This process is repeated until the shorted section has been located. This method is extremely time consuming, costly, requires skilled personnel and causes additional damage to equipment by the repeated short circuits involved in the testing process. When lines are located underground, this process is further complicated due to the fact that broken lines cannot be readily seen.

 Fault locating using an automatic fault indicator such as that manufactured and marketed by the Company is considerably easier and faster than the method described above. The use of fault indicators eliminates the need for the reapplication of damaging power and the need to disconnect and reconnect transformers, thereby making more rapid restoration of power possible, effecting substantial savings in manpower, increasing safety and decreasing power outage losses and claims. Fault indicators are permanently attached to power lines, generally at transformers. Many systems using fault indicators locate such indicators at every third or fourth transformer.

    The Company's fault indicators generally consist of three parts: a current transformer for sensing the electrical current conditions of the line, a circuit to instruct the fault display to operate, and a meter display. If a power line faults to the ground, a surge of current will flow through the line exceeding the limit set by the utility for that particular line. This surge causes the fault indicator display to indicate a "fault." To detect the source of a fault, the lineman drives or walks along the line looking at each indicator. The fault will be between the last indicator displaying a fault signal and the first indicator displaying a normal condition. All of the Company's fault indicators on the line will return to a normal setting automatically once the fault has been repaired, eliminating the need for a lineman to manually reset all the indicators effected in series on the line.

Fault Indicators-Product Specifications

   It is common practice in the electric utility industry for each company to establish its own standard specifications for capital equipment to be purchased. These specifications, in many cases, are strongly influenced, if not entirely controlled, by the standards developed by the power section of the Institute of Electrical and Electronics Engineers ("IEEE"). The Company believes its fault indicators meet or exceed IEEE specifications.

 Due to the fact that fault indicators are often exposed to the elements, they must be capable of operation within specifications in extreme environmental conditions. The Company's units are hermetically sealed and submersible and operate in temperatures ranging from -40 degrees to 85 degrees centigrade.

     The Company's products are capable of being installed on both live and de-energized lines. Installation on live lines is accomplished by means of an insulated pole referred to as a "hot stick." This ability to be installed on live lines is a key requirement for retrofitting existing power systems which cannot be de-energized in order to install fault indicators. The Company also produces fault indicators which are installed on de-energized lines for a slightly lower cost.

The Company offers to its customers fault indicators which work on both single and three phase lines of any voltage, with output displays that can be read visually or heard. The automatic fault indicators manufactured by the Company can be set to various limits and are sensitive to small fluctuations in levels of current. The Company believes its fault indicators are the most accurate in tripping at the line current level set by the user.

 Accuracy in trip level setting, speed of response to faults and adaptability to various line protection devices are important characteristics of the Company's fault indicators. The Company believes that it offers a wider range of features and equipment than any other company offering similar devices.

Marketing

The Company currently markets its products, systems and services in the United States and internationally through a network of distributors and independent sales representatives. The Company's customers are comprised primarily of electric utilities and electric equipment distributors.

There are a total of approximately 3,000 electric utilities in the United States. In the year ended December 31, 1995, the Company sold product to 99 domestic customers. Additionally, the Company received orders from 4 export distributors totaling $36,451.80 or 5% of 1995 sales. The decline in export sales was due in part to the devaluation of the peso in Mexico.

In fiscal year 1995 three customers accounted for more than 10% of the Company's sales: Gulf States Utilities Company accounted for 20%, Horrey Electric Cooperative, Inc. accounted for 15% and Florida Power And Light Company accounted for 13%. The loss of these customers, if not replaced with other business, would have a material adverse affect on the manufacturing portion of the Company.

Manufacturing

 The Company's manufacturing activities consist primarily of the assembly and soldering of discrete electronic components to printed circuit boards, plastic encapsulation of the circuitry, cable stripping, ultrasonic sealing and final testing.

 Assembly of components such as resistors, transistors and diodes is performed manually. After inspection, the assembled boards are dipsoldered automatically by machine. Leads extending from soldered boards are automatically removed by machine and certain connections between major equipment components are made by machine. The final assembly testing of the Company's fault indicators is performed manually.

 The Company's fault indicators are all enclosed in polycarbonate cases. Sealing of the fault indicator circuits and mechanism in a case is accomplished by means of an ultrasonic sealing machine. Final test sets are capable of producing constant currents of up to 1,500 amperes in order to simulate line fault conditions and accurately set the current trip level for each fault indicator. The Company does not subcontract any of its production because of its desire to maintain a high level of quality control and product reliability.

Raw Materials

In general, the electronic components utilized by the Company are standard and readily available. The Company generally does not maintain finished goods inventories but instead usually produces inventory to fill specific orders.

         The Company's supply of raw materials consists of electronic components such as diodes, transistors, resistors, capacitors and potentiometers, as well as various types of printed circuit boards, cables, ferrite cores, meter movements, lexan cups, bezels and potting material.

Patents and Licenses

The Company is not dependent upon patents in its business. The Company believes that its success is more dependent upon hardware reliability and performance than upon patentability of its products. It is the policy of the Company to seek to protect trade secrets and other material proprietary information regarding the design and manufacture of its products. The Company intends to rely upon internal non-disclosure safeguards as well as upon patent and copyright protection for new products in the future.

Product Enhancement and New Product Development

     Although most power distribution systems share a considerable degree of commonality, particularly in the components and apparatus which make up the systems, there is, nonetheless, a considerable diversity from system to system in the methods of circuit protection and distribution. Growth in electric power grids has led to increasing complexity, making it difficult for a single fault indicator to work on all systems universally. In particular, some systems are protected by fuses which burn out at varying rates when a line shorts to the ground, while others are protected by mechanical reclosures which open when they sense a large current flow caused by a ground fault. Some lines have a combination of both fuses and mechanical reclosures, which are set to trip at various speeds and levels of current according to the system specifications. Consequently, an ideal fault indicator should be able to sense when a true fault condition occurs and to not falsely trigger in the presence of unusual conditions of current caused by the action of various protective devices employed on the line.

 The Company has developed a line of fault indicators which trip at different current levels depending on power company requirements. These units are more complex than the Company's original units. The Company simplified construction of these products by reducing the number of components and printed circuit boards.

In April, 1993, the Company entered into a research contract with the Electric Power Research Institute ("EPRI") for the development of a second generation underground residential distribution (URD) cable fault locator based on an EPRI patent and technology. This project has as its ultimate objective the design and production of a device capable of locating and estimating the distance to a fault on a URD cable system quickly and easily, without the need for skilled personnel to interpret the results of the readings. The device is intended to be used either as an on-line monitor or as an after-the-fault location tool. The cost of the development and test phase of this project is approximately $290,000, of which EPRI is responsible for 64% and the Company is responsible for 36%. During 1995 the Company incurred $43,475 of development costs (excluding internal engineering salaries) on this project and $101,634 cumulatively through December 31, 1995. The initial field testing of this product was completed in December, 1994. A redesign was necessary due to low frequency noise interference. This problem has been resolved and prototypes will be shipped in April of 1996.

In September, 1993, the Company entered into a 15 year licensing agreement with EPRI to manufacture and sell the cable locating device discussed above based on EPRI's patent and technology. The licensing agreement provides for a percentage royalty based on total device sales over the term of the agreement.

Competition

   There are a number of other companies which supply fault indicators to the electric utility industry. The Company knows of four direct competitors: RTE Corp., McGraw-Edison Company, Horstmann Inc. and Fisher-Pierce, Inc. These companies have greater financial, technical and personnel resources as well as more diversified product lines than the Company. Accordingly, there can be no assurance that the Company will be able to maintain a competitive position.

Employees and Labor Relations

As of December 31, 1995, the Company employed 16 persons, of whom 6 were engaged in engineering, research, marketing and general administration and 10 were engaged in manufacturing. None of the Company's employees is represented by a labor union. The Company has never had a work stoppage and the Company considers its employee relations to be excellent.




Management Change

   From fiscal year 1988 through fiscal year 1991, the Company lost a total of ($864,561), or ($0.41) per share. Present management (see Part III, Item 10) took control of the Company in 1991 shortly after the death of the Company's founder, chief executive officer and largest shareholder. New management has operated the Company with the intention of returning the Company to profitability. The Company was profitable in fiscal years 1992, 1993 and increased its profitability in fiscal years 1994 and 1995. Such profitability resulted from improved returns from the investment of the Company's funds. New management continues to seek acquisitions for the investment of the Company's liquid assets (see Part II, Item 7). On February 1, 1995, Mary E. McCormack was appointed President and Chief Executive Officer of the Company, for the purpose of locating and evaluating potential acquisition candidates.

ITEM 2. Properties

The Company's executive offices and manufacturing facilities consist of 6,800 square feet of leased space in an industrial park in Piscataway, New Jersey.
The current annual base rent is $36,700, and is subject to adjustment for increases in taxes, insurance and ground rent in an amount proportionate to the Company's share thereof. The Company has recently entered into a one year lease extension beginning April 1, 1996 in the same industrial park for 6,800 square feet of executive office, manufacturing and warehouse space. The 1996 annual ase rent is $35,700 subject to adjustment as noted above. On February 18, 1995, the Company entered into a one year lease for office space in New York City at an annual cost of $17,400 for the President. In 1996, the lease was extended beginning March 1, 1996 for one year at an annual cost of $17,922.

ITEM 3. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 17, 1995. At the Annual Meeting the shareholders elected members to the Company's Board of Directors and approved an Amendment to the Company's 1986 Stock Option Plan to increase by 200,000 the number of shares of Common Stock authorized for issuance thereunder to a total of 350,000 shares (see Part III, Item 11).





















                                                        PART II


ITEM 5. Market for Registrant's Common Equity and Related Stock Holder Matters

         The Company's Common Stock trades in the over-the-counter-market (NASDAQ Symbol:EDCO). The following table sets forth the high and low bid quotation for the quarter shown. The prices quoted represent prices between dealers in securities without adjustment for mark-ups, mark-downs or commissions and do not necessarily reflect actual transactions.




                                                   1994

                          PRICE RANGE              HIGH        LOW
                          1st Quarter              8           5
                          2nd Quarter              7 1/4       3 3/4
                          3rd Quarter              5 1/4       4
                          4th Quarter              5           3 5/8


                                                   1995


                          PRICE RANGE              HIGH             LOW
                          1st Quarter              5 1/4            4 3/4
                          2nd Quarter              5 3/4            4 3/4
                          3rd Quarter              5 1/2            4 3/4
                          4th Quarter              5 1/4            4 1/2

         On March 14, 1996 the high bid and low asked prices of the Company's Common Stock, as reported by the National Quotation Bureau, were $4 and $4.75, respectively.


Approximate Number of Holders of Common Stock

                                                 Approximate Number of Record
         Title of Class                          Holders (as of March 14, 1996)

Common Stock, $.01 par value                                        36


Dividends

   The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings, if any, to finance its business and for general corporate purposes, including investing in an acquisition.






ITEM 6. Selected Financial Data
                                                      Years Ended December 31,


                                                   1995             1994
     1993             1992             1991
Operating Results:

  Sales                                        $   791,502      $ 1,444,004
  $1,195,807      $1,611,297      $ 1,743,708
                                               ===========      ===========
  ==========      ==========      ===========

  Interest and dividends                       $    39,598      $   187,818
  $  305,390      $  326,426      $   372,972
  Realized gains on sales
  of securities                                $ 2,214,145      $   712,530
  $  545,742      $  133,648      $         0
  Unrealized (losses)
  gains on  securities                         $ 1,842,902      $(  193,830)
  $        0      $        0      $         0
  Cumulative effect of
  change in accounting
  principle, less taxes                        $         0      $ 1,447,567
  $        0      $        0      $         0

  Net Income (loss)                            $ 2,082,582      $ 1,830,347
  $  543,971      $  115,186      $(  449,383)
                                               ===========      ===========
   ==========     ==========      ===========

Earnings per common share:
  Income before cumulative
  effect of change in
  accounting principle        $       .95  $      .18  $      .25  $     .05
$(      .21)
                                     ===========  ==========  ==========
=========  ===========

  Cumulative effect of
  change in accounting
  principle                   $       .00  $      .67  $      .00  $     .00  $
      .00
                              ===========  ==========  ==========  =========
===========

  Net Income (loss)           $       .95  $      .85  $      .25  $     .05
$(      .21)
                                     ===========  ==========  ==========
=========  ===========

Balance Sheet Data:

  Working capital                    $10,299,875  $ 8,101,993 $6,256,984
$5,674,025 $ 5,597,406
                              ===========  =========== =========== ==========
===========

  Total assets                       $12,553,486  $ 9,332,572 $6,444,468
$5,951,247 $ 5,908,808
                                     ===========  =========== ==========
========== ===========


Stockholder's equity          $10,375,912  $ 8,176,330 $6,345,983  $5,802,012 $
5,686,826
                                  ===========  =========== ==========
========== ===========

Cash dividends declared
per common share                     $         0  $        0  $        0  $
   0 $         0
                                     ===========  ==========  ==========
========== ===========


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1995 versus 1994

         Net sales for the fiscal year ended December 31, 1995 totaled $791,502, a decrease of $652,502, or 45.2%, compared with fiscal year 1994. While sales prices remained stable in 1995, the sales decrease was due in part to a decline in the sale of the Company's products for export. Sales in Mexico in 1994 were $229,219 versus $36,093 in 1995, a 84% decrease. Sales domestically decreased as well, primarily due to sales to Jacksonville Electric Authority from $261,648 in 1994 and decreasing to $0 in 1995. This decline was partly attributable to an excess inventory condition at Jacksonville Electric Authority. Management also believes the decreased 1995 unit volume was a result of decreased spending by the Company's electric utility customers for products such as faulted circuit indicators which are not essential for the generation and distribution of electric power. Management feels this trend will continue, but does not have any indication at this time when faulted circuit indicators, which enhance efficiency, will again be purchased in substantial quantities.

         Gross profit margin decreased to 16.5% in fiscal 1995 from 30.4% in fiscal 1994. The decrease was due to reduced unit volume and the allocation of overhead cost over the unit volume.

         Selling, general and administrative expenses were $729,267 in fiscal year 1995, an increase of $52,410, or 7.2% from 1994. Management believes selling, general and administrative expenses will remain constant for 1996. As a percentage of sales, selling, general and administrative expenses increased to 92% of sales in 1995, from 47% of sales in 1994. This increase is a result of increased salary, rent and other administrative expenses related to the hiring of a President and Chief Executive Officer in February, 1995. Selling expenses remained constant at 14% of sales.

         The operating loss before interest and dividends, realized gains and unrealized gains/losses on trading securities was $598,622 in fiscal year 1995 compared to $238,179 in fiscal year 1994, an increase in the loss of $360,443. The increase in the operating loss was due to decreased sales volume, decreased gross profit margin and increased selling, general and administrative expenses.

         Interest and dividends, net of security fees and commissions, for fiscal year 1995 was $39,598 compared to $187,818 in fiscal year 1994, a decrease of $148,220 or 78.9%. This decrease is due to fewer dividend generating securities. Realized gains on the sale of trading securities for 1995 was $2,214,145 as compared to $712,530 for 1994. The increase of $1,501,615 or 210.7% was due to increased trading activities. In addition, 1995 included unrealized gains on trading securities of $1,842,902 as compared to losses of $193,830 in 1994. The increase in unrealized gains is mainly attributable to an upward-market trend. The Company has no debt.

         The effective tax rate increased to 40% in 1995 as compared to 18% in 1994 due to the remaining tax-loss carry forward being utilized in fiscal 1994.

         Net income of $2,082,582 or $0.95 per share for fiscal year 1995 increased from $1,830,347, or $0.85 per share in fiscal year 1994 for a difference of $252,235.


         Cash increased $1,199,095, from $821,901 in fiscal 1994 to $2,020,996 in 1995. This increase is significantly a result of cash provided by operations of $1,122,000 which was generated from the sale of trading securities and proceeds from the exercise of $117,000 of stock options.

         Management continues to analyze the possible discontinuance of the Company's sale of electronic fault indicators in light of operating losses in this business. No decision regarding said discontinuance has been made. If the Company discontinued the manufacture and sale of electronic fault indicators, the Company would be left with assets consisting of cash and cash equivalents, investments and trading securities. Management continues to actively seek opportunities for the investment of its liquid assets in areas which may not be related to its present operations.

1994 versus 1993

    Net sales for the fiscal year ended December 31, 1994 totaled $1,444,004, an increase of $248,197, or 20.8%, compared with fiscal year 1993. The increase in ales in 1994 was caused mainly by an increase in unit volume and an increase in sales of 3 phase units verses single phase units. Management believes the increased 1994 unit volume was a result of increased spending by the Company's electric utility customers for products such as faulted circuit indicators which are not essential for the generation and distribution of electric power and increased export shipping. Management does not know whether this trend will continue or whether products such as faulted circuit indicators which enhance efficiency will again be purchased in substantial quantities. Product prices on single phase units were increased by 4% in the last quarter to offset material cost increases. Management does not believe that significant increases are probable given the competitive nature of the market.

         Gross profit margin improved to 30.4% in fiscal 1994 from 28.8% in fiscal 1993. The improvement was due to improved operating efficiency, due in part by improved absorption of manufacturing overhead caused by higher unit volume. Management believes these margins will be maintained at or near present levels in fiscal 1995.

   Selling, general and administrative expenses were $676,857 in fiscal year 1994, an increase of $25,590, or 3.9% from 1993. Management believes SG&A expenses will increase as a percentage of net sales due to the hiring of the new President and Chief Operating Officer and the related increased cost of an additional office.

        The operating loss before interest and dividends, realized gains and unrealized losses on trading securities was $238,179 in fiscal year 1994 compared to $307,161 in fiscal year 1993, an improvement of $68,982. This improvement was due to increased sales and a reduction of selling, general and administrative expenses as a percentage of net sales.

         Interest and dividends for fiscal year 1994 was $187,818 compared to $305,390 in fiscal year 1993, a decrease of $117,572 or 38.5%. This decrease is due to fewer dividend generating securities. Realized gains on the sale of trading securities for 1994 was $712,530 as compared to realized gains on the sale of marketable securities for 1993 of $545,742. The increase of $166,788 or 30.6% was due to increased trading activities. In addition, 1994 included unrealized losses on trading securities of $193,830 as a result of the Company adopting the provision of Statement of Financial Accounting Standards No. 115 as
of January 1, 1994.   The Company has no debt.



         The provision for taxes in fiscal year 1993 was offset by the federal and state benefits arising from the carryforward of prior years' net operating losses. The remaining tax-loss carryforward was utilized during fiscal year 1994, resulting in an effective tax rate of 18% for 1994.

         Net income of $1,830,347, or $0.85 per share, for fiscal year 1994 increased from $543,971, or $0.25 per share, in fiscal year 1993. This increase is entirely due to the $1,447,567 cumulative effect of change in accounting principle as a result of the adoption of FAS 115 effective January 1, 1994.

         The Company generated cash from operating activities of $590,374 in fiscal year 1994, compared to $2,497 in cash generated in fiscal year 1993, an increase of $587,877. The Company generated net cash of $79,869 in its investing activities in fiscal year 1994 compared to a cash usage of $162,613 in fiscal year 1993, for a net increase in cash and cash equivalents of $670,243 in fiscal 1994. The increase in cash and cash equivalents at the end of fiscal year 1994 is a result of the cash generated by the Company's operating activities.










Liquidity and Capital Resources

         The Company believes that it can fund its capital expenditures and its operational requirements from operations and its currently available cash, cash equivalents and short-term investments. Proposed capital expenditures for fiscal year 1996 are expected to total approximately $35,000 compared to actual capital expenditures of $39,905 in fiscal year 1995.

         The Company has no long-term debt and does not anticipate a long-term need for capital to fund its present business. The Company may, however, need additional capital to fund an acquisition in the event such acquisition requires funding greater than the Company's currently available liquid capital assets, comprised of cash and cash equivalents, investments and trading securities. The Company has not sought to obtain such capital and will do so only in the event it is required to fund an acquisition. The source or terms of such funding, if any, is unknown at this time.

         Additionally, at December 31, 1995 the working capital ratio (i.e., the ratio o ftotal current assets to total current liabilities) was 5.7:1. At December 31, 1994, the working capital ratio was 8.1:1.









ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          REPORT OF INDEPENDENT AUDITORS


To:  The Stockholders and The Board of Directors of
     Edison Control Corporation




We have audited the financial statements of Edison Control Corporation listed in the accompanying index to the financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Edison Control Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for equity and debt securities.




MetroPark, New Jersey                                      ERNST & YOUNG LLP
February 14, 1996

















                                              EDISON CONTROL CORPORATION
                                                    BALANCE SHEETS
                                              DECEMBER 31, 1995 AND 1994

         ASSETS                                                        1995
                        1994
Current assets:
Cash and cash equivalents                                        $ 2,020,996
                   $  821,901
Investments                                                          284,000
                      284,000
Trading securities                                                 9,838,998
                    7,629,450
Accounts receivable-trade                                             55,398
                      226,146
Prepaid expenses and deposits                                         47,739
                       47,281
Inventories                                                          230,318
                      249,457
                                                                 -----------
                    ---------
         Total current assets                                     12,477,449
                    9,258,235


Equipment and leasehold improvements at
         cost, net                                                    65,687
                       65,618
Deferred tax asset                                                    10,350
                        8,719
                                                                 -----------
                   ----------
                                                                 $12,553,486
                   $9,332,572
                                                                 ===========
                   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                                  $      924
                   $   69,451
Accrued liabilities                                                   51,701
                       37,378
Income taxes payable                                                 518,728
                      167,674
Deferred income taxes                                              1,606,221
                      881,739
                                                                 -----------
                   ----------
         Total current liabilities                                 2,177,574
                    1,156,242

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred Stock, $.01 par value; 1,000,000
 shares authorized, none issued
Common Stock, $.01 par value; 10,000,000
 shares authorized, 2,136,000 shares
 issued and outstanding in 1995,
 2,100,000 in 1994                                                    21,360
                       21,000
Additional paid-in capital                                         6,143,334
                    6,026,694
Retained earnings                                                  4,211,218
                    2,128,636
                                                                 -----------
                   ----------
         Total stockholders' equity                               10,375,912
                    8,176,330
                                                                 -----------
                   ----------
                                                                 $12,553,486
                   $9,332,572
                                                                 ===========
                   ==========

                                                See Accompanying Notes.




                                              EDISON CONTROL CORPORATION
                                               STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     1995
      1994             1993
                                                                 ----------
  ----------       ----------
Net sales                                                       $   791,502
 $ 1,444,004      $ 1,195,807
Cost and expenses:
   Cost of sales                                                    660,857
   1,005,326          851,701
   Selling, general and
   administrative expenses                                          729,267
     676,857          651,267
                                                                 ----------
  ----------       ----------
                                                                  1,390,124
   1,682,183        1,502,968
                                                                 ----------
  ----------       ----------
Operating loss                                                   (  598,622)
  (  238,179)      (  307,161)

Interest and dividends, net of
 commissions                                                         39,598
     187,818          305,390
Realized gains on trading securities                              2,214,145
     712,530                0
Realized gains on marketable securities                                   0
           0          545,742
Unrealized gains (losses) on
 trading securities                                               1,842,902
  (  193,830)               0
                                                                 ----------
  ----------         --------
Income before cumulative effect of
 change in accounting principle
 and income taxes                                                 3,498,023
     468,339          543,971
Provision for income taxes:
 Current expense                                                 (  692,590)
  (  175,174)               0
 Deferred (expense) benefit                                      (  722,851)
      89,615                0
                                                                 ----------
  ----------        ---------
Income before cumulative effect of
 change in accounting principle                                   2,082,582
     382,780          543,971

Cumulative effect of change in
 accounting principle, less taxes
 of $962,635                                                              0
   1,447,567                0
                                                                 ----------
  ----------       ----------
Net income                                                      $ 2,082,582
 $ 1,830,347      $   543,971
                                                                ===========
 ===========      ===========
Earnings per common share:
 Income before cumulative effect
 of change in accounting principle        $      .95  $       .18 $       .25
                                                                ----------
 -----------      -----------
Cumulative effect of change in
 accounting principle                     $      .00  $       .67 $       .00
                                                               -----------
 -----------      -----------
Net income                                        $      .95  $       .85 $
  .25
                                                                ==========
 ===========      -----------
Weighted average common shares
 and common share equivalents                                    2,189,633
   2,149,500        2,140,599
                                                                ==========
 ===========      ===========

                                             See Accompanying Notes.


                                              EDISON CONTROL CORPORATION
                                          STATEMENTS OF STOCKHOLDERS' EQUITY







ADDITIONAL       RETAINED
                                                           COMMON
PAID-IN          EARNINGS
                                             TOTAL         STOCK
CAPITAL          (DEFICIT)



Balance January 1, 1993                   $ 5,802,012      $   21,000
$6,026,694      $(  245,682)

Net income 1993                               543,971
                 543,971
                                          -----------      ----------
----------      -----------


Balance December 31, 1993                   6,345,983          21,000
6,026,694     298,289

Net income 1994                             1,830,347
               1,830,347
                                          -----------      ----------
----------       ----------



Balance December 31, 1994                   8,176,330          21,000
6,026,694        2,128,636

Net income 1995                             2,082,582
               2,082,582

Exercise of stock options                     117,000             360
116,640
                                          -----------      ----------
----------       ----------



Balance December 31, 1995                 $10,375,912      $   21,360
$6,143,334 $ 4,211,218
                                          ===========      ==========
==========      ===========








                                                See Accompanying Notes.




                                                  EDISON CONTROL CORPORATION
                                                   STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          1995
          1994             1993

--------    --------    --------
Cash flows from operating activities:

 Cash received from customers                                       $
990,661  $ 1,474,197 $ 1,221,093
 Cash paid to suppliers and employees                                (
1,413,146)  (1,746,070) (1,543,550)
 Income taxes paid                                                   (
341,536)           0                       0
 Interest received
27,085       84,921     117,410
 Dividends received
101,834      179,568     214,658
 Interest and premium paid
  on investments                                                     (
90,397)  (   27,882) (    7,114)
 Purchases of trading securities
(16,653,501)  (8,282,783)          0
 Proceeds from the sale of trading
  securities
18,501,000    8,908,423           0

----------    ---------   ---------
 Net cash provided by operating
  activities
1,122,000      590,374       2,497

----------    ---------   ---------
Cash flows from investing activities:

 Capital expenditures                                                (
39,905)  (   15,131) (   12,387)
 Maturities of certificates of deposits
0              95,000     218,988
 Purchases of marketable securities
0            0  (6,006,059)

 Proceeds from the sale of marketable
  securities
0            0   5,636,845
                                                                   ----------
 ---------   ---------
Net cash provided by (used in)
 investing activities                                                (
39,905)      79,869  (  162,613)

----------    ---------   ---------
Cash flows from financing activities:

  Stock options exercised
117,000            0           0

----------    ---------   ---------

Net cash provided by financing activities
117,000            0           0

----------    ---------   ---------
Net increase (decrease) in cash and
 cash equivalents
1,199,095      670,243  (  160,116)


Cash and cash equivalents, beginning of
 year
821,901      151,658     311,774

----------    ---------   ---------

Cash and cash equivalents, end of year                              $
2,020,996  $   821,901 $   151,658

==========    ==========  =========

                                                   See Accompanying Notes.

                                                  EDISON CONTROL CORPORATION
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                           YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                   1995
      1994           1993
                                                                ---------
   ---------         ---------
Net Income                                                    $  2,082,582
  $ 1,830,347      $   543,971


Adjustments to reconcile net income
to net cash provided by operating
activities:

 Depreciation and amortization                                      39,836
      38,512            51,375
 Realized gain on sale of marketable
  securities                                                             0
           0        (  545,742)
 Realized gain on sale of trading
  securities                                                   ( 2,214,145)
  (  712,530)                0
 Unrealized loss (gain) on trading
  securities                                                   ( 1,842,902)
     193,830                 0
 Purchases of trading securities                               (16,653,501)
  (8,282,783)                0
 Proceeds from the sale of trading
  securities                                                    18,501,000
   8,908,423                 0
 Cumulative effect of change in
  accounting principle                                                   0
  (2,410,202)                0


Changes in assets and liabilities:

   Accounts receivable                                             170,748
  (   40,213)       (   42,844)
   Inventories                                                      19,139
  (    4,578)           28,075
   Prepaid expenses and deposits                               (       458)
      20,530            18,412
   Accounts payable                                            (    68,527)
      16,264        (    5,164)
   Accrued liabilities                                              14,323
  (    7,920)       (   45,586)
   Income taxes payable                                            351,054
     167,674                 0
   Deferred income taxes                                           722,851
     873,020                 0

                                                                 ---------
   ---------         ---------
    Total adjustments                                          (   960,582)
  (1,239,973)       (  541,474)
                                                                 ---------
   ---------         ---------

Net cash provided by operating
 activities                                                   $  1,122,000
 $   590,374       $     2,497
                                                                 =========
   =========         =========

                                                   See Accompanying Notes.





                                              EDISON CONTROL CORPORATION
                                             NOTES TO FINANCIAL STATEMENTS
                                           DECEMBER 31, 1995, 1994 AND 1993
1. Summary of significant accounting policies

Organization

Edison Control Corporation (the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. The Company designs, develops, manufactures and sells electronic fault indicators to the utility industry in North America.
The indicators detect electrical transmission and distribution line breakdowns and locate faults (or breaks) in power lines, enabling a more rapid restoration of power.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist primarily of investments in money market funds. For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Investments

Investments consist of certificates of deposit with maturities in excess of three months and are recorded at cost which approximates market. The Company intends to hold these certificates until maturity.

Accounts receivable-trade

Accounts receivable-trade are net of an allowance for doubtful accounts of $0 in 1995, $10,000 in 1994 and $0 in 1993.

Inventories

Inventories are stated at the lower of cost or market and are valued by the first-in, first-out method.

Equipment and leasehold improvements

Equipment is carried at cost. Depreciation is computed using straight line methods over the estimated useful lives of the assets from 5 to 10 years. Amortization of leasehold improvements is over the lesser of the asset's useful life or the term of the lease agreement.

Income taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the


                                             EDISON CONTROL CORPORATION
                                             NOTES TO FINANCIAL STATEMENTS
                                           DECEMBER 31, 1995, 1994 AND 1993
1.  Summary of significant account policies (cont'd)

differences are expected to reverse.

Earnings per common share

Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during each year.

Common share equivalents from dilutive stock options were calculated using the treasury stock method.

Accounting change for equity and debt securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for securities held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased net income by $1,447,567 (net of $962,635 in deferred income taxes), or $ .67 per share.

As required by Statement 115, equity and debt securities purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Prior to January 1, 1994 these marketable securities were valued at the aggregate of the lower of cost or market. The cost of securities sold is based on the first-in, first-out method.

Revenue recognition

Revenue is recognized when finished product is shipped.

Research and development

Amounts expended for research and development for the years 1995, 1994 and 1993 totaled $43,475, $32,082 and $26,077 respectively, and are expensed as incurred.

Stock Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. Since the stock options are granted by the Company at the fair value of the shares at the date of grant, no compensation expense is recognized in the accompanying financial statements.

Reclassification

Certain reclassifications of prior years information were made to conform with current year presentation.

                                                EDISON CONTROL CORPORATION
                                               NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995 AND 1994

2.  Trading and marketable securities

Trading securities at December 31, 1995 consisted of the following:

Name of issuer                    Number of shares         Cost of each
     Market value
and title of                      or units                 issue
     of each issue
each issue
     at balance

     sheet date


Common Stock:


Chase Manhattan Corp                13,600                        $  629,625
          $   821,100

EXEL LTD-ORD                        10,000                           537,500
              608,750

Glenayre
Technologies, Inc.                  65,000                         1,355,175
            4,046,250

Ivax Corp                           35,745                           354,542
            1,018,733

Madge Networks N V                   7,340                           242,500
              328,465

3COM Corp                           10,000                           461,250
              466,250

US Trust Corp New                   20,000                           659,125
              995,000

Wang Laboratories,
Inc. New                            35,000                           618,750
              581,875

York International                  17,500                           776,250
              822,500
                                                                   ---------
            ---------
                                                                   5,634,717
            9,688,923


Preferred Stock:

Bankamerica Corp                     5,800                           145,000
              150,075
                                                                   ---------
            ---------
Total                                                             $5,779,717
          $ 9,838,998
                                                                   =========
           ==========





                                                EDISON CONTROL CORPORATION
                                               NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995 AND 1994

2. Trading and marketable securities (cont'd)

Trading securities at December 31, 1994 consisted of the following:

Name of issuer                   Number of shares     Cost of each   Market
value
and title of                     or units             issue          of each
issue
each issue                                                           at balance

                                                                     sheet date



Common Stock:


CBS, Inc.                           21,000                        $1,306,719
           $1,160,250

Dialogic Corp.                      14,000                           171,500
              329,000

FPA Medical
Management, Inc.                    25,000                           312,500
              312,500

Glenayre
Technologies, Inc.                  48,400                           898,532
            2,795,100

Kennametal, Inc.                    20,000                           542,500
              490,000

Methanex Corp.                      30,000                           503,750
              390,000

Triton Energy Corp.                 15,000                           519,375
              510,000

U S Trust Corp                      10,000                           608,750
              635,000

Zenith Laboratories,
Inc. New                            35,000                           404,445
              861,875
                                                                   ---------
            ---------
                                                                   5,268,071
            7,483,725


Preferred Stock:

Bankamerica Corp                     5,800                           145,000
              145,725
                                                                   ---------
            ---------
Total                                                             $5,413,071
           $7,629,450
                                                                   =========
            =========






                                                  EDISON CONTROL CORPORATION
                                                 NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1995, 1994 AND 1993

3.  Inventories

Inventories at December 31, 1995 and 1994 consisted of the following:
                                                              1995
               1994
Raw materials                                             $ 217,651
           $ 235,083
Work-in-process and
finished goods                                               12,667
              14,374
                                                           --------
            --------
                                                          $ 230,318
           $ 249,457
                                                           ========
            ========

4. Equipment and leasehold improvements

Equipment and leasehold improvements at December 31, 1995 and 1994 consisted of the following:
                                                              1995
               1994
Office Equipment                                          $  91,709
           $  66,420
Production Equipment                                        273,233
             258,617
Leasehold Improvements                                       75,038
              75,038
                                                           --------
            --------
                                                            439,980
             400,075
Less: accumulated depreciation
and amortization                                           (374,293)
            (334,457)
                                                           --------
            --------
                                                          $  65,687
           $  65,618
                                                           ========
            ========

5. License agreement

In April, 1993, the Company entered into a research contract with the Electric Power Research Institute ("EPRI") for the development of a second generation underground residential distribution (URD) cable fault locator based on an EPRI patent and technology. The cost of the development and test phase of this project is approximately $290,000, of which EPRI is responsible for 64% and the Company is responsible for 36%. During 1995, 1994 and 1993 the Company incurred $43,475, $32,082 and $26,077, respectively, of development costs (excluding internal engineering salaries) on the project.

In September, 1993, the Company acquired a licensing agreement from EPRI to manufacture a device based on the above-mentioned project. The license is for a term of 15 years, during the first two years of which the Company has the exclusive right to utilize EPRI's patent and technology. Under the terms of the agreement, EPRI is entitled to percentage royalties based on net sales of the device. No sales have been made or royalties paid to date.

6. Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994 are as follows:

                                                    EDISON CONTROL CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    DECEMBER 31, 1995 AND 1994

                                             1995
              1994
                                  Current        Noncurrent    Total
  Current       Noncurrent     Total
Deferred tax assets:

Fixed assets                                     $  9,950        $    9,950
                $  8,719           $   8,719
Uniform capitalization                                400               400
                                  ---------   -------    ---------   ---------
-------      --------
Total deferred tax
 assets                                            10,350            10,350
                    8,719              8,719

Deferred tax liabilities:

Unrealized gain on
 investments                      (1,606,221)                    (1,606,221)
(881,539)                             (881,539)
Uniform capitalization
  (    200)                         (    200)
                                  ----------- --------  -----------  ---------
-------     ---------

Deferred tax
 liabilities                      (1,606,221)                    (1,606,221)
(881,739)                            (881,739)
                                  ----------- --------  -----------  ---------
-------      ---------
Total deferred tax
 asset (liability)     $(1,606,221) $10,350  $(1,595,871) $(881,739) $  8,719
  $(873,020)
                             ===========  ======   ===========  =========
=======      =========

Significant components of the provision (benefits) for income taxes for the years ended December 31, 1995 and 1994 are as follows:

                                               1995                1994

        Current:
           Federal                          $  506,616           $ 128,924
           State                               185,974              46,250
                                             ---------            --------
                                            $  692,590           $ 175,174
                                             =========            ========

        Deferred:
           Federal                          $  556,595           $( 69,127)
           State                               166,256            ( 20,488)
                                             ---------            --------
                                            $  722,851           $( 89,615)
                                             =========            ========

        Total                               $1,415,441           $  85,559
                                             =========            ========



                                                     EDISON CONTROL CORPORATION
                                                NOTES TO FINANCIAL STATEMENTS
                                             DECEMBER 31, 1995, 1994 AND 1993



The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                                         1995
                1994             1993

Tax at U.S. statutory rate                                           $
1,189,328             $ 159,235        $ 185,000

Dividend received deduction                                           (
18,689)             ( 14,427)
State taxes, net of federal benefit
243,123                20,025
Effect of utilization of loss carryforward
  and change in valuation allowance
              ( 64,024)        (185,000)
Change in valuation allowance on other
 deferred tax assets
              ( 13,135)
Other items
1,679              (  2,115)

---------               -------          -------
Income tax expense                                                   $
1,415,441             $  85,559        $       0

=========               =======          =======





























                                                     EDISON CONTROL CORPORATION
                                                NOTES TO FINANCIAL STATEMENTS
                                             DECEMBER 31, 1995, 1994, and 1993


7. Stock options

The Company adopted a 1986 Stock Option Plan (the "Plan") for the benefit of directors, officers and key employees of the Company. Pursuant to the Plan these persons may be granted options to purchase up to an aggregate of 150,000 shares of Common Stock. The Board of Directors may authorize the granting of options under the Plan, and may determine to whom the options may be granted, the number thereof, the option price and the exercise period. The price for incentive stock options, which may be granted under the Plan and which meet the requirements of Section 422A of the Internal Revenue Code, as amended, will not be less than the fair market value of the Common Stock on the date the option is granted (110% of such fair market value for an optionee who holds more than 10% of the outstanding shares of the capital stock of the Company). The price for non-statutory options shall be fixed in the discretion of the Board of Directors and in no event will the option price for any non-statutory option granted be less than 85% of the fair market value of the Common Stock on the date of grant. The maximum exercise period for any option under the Plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the outstanding shares of the capital stock of the Company).In November 1987, the Board of Directors issued non-statutory options to purchase an aggregate of 90,000 shares at an exercise price of $2.50 per share ("2.50 options"). In 1989 the Company issued non-statutory options to purchase an additional 60,000 shares at an exercise price of $1.22 per share.

In June 1993, the Board of Directors granted non-statutory options to purchase 18,000 shares each to Clarke H. Bailey, Gerald B. Cramer, John J. Delucca and Jay J. Miller, and 35,000 shares to William B. Finneran, Directors of the Company, at an exercise price of $2.50 per share, vesting 50% at June 5, 1994 and 50% at June 5, 1995 ("vesting $2.50 options"). In June 1995, Clarke H. Bailey exercised his option and purchased 18,000 shares.

In July 1993, the Board of Directors granted non-statutory options to purchase 18,000 shares to John M. Sanzo, a Director of the Company, at an exercise price of $4.00 per share, vesting 50% at July 15, 1994 and 50% at July 15, 1995 ("vesting $4.00 options"). In October, 1994, the Board of Directors resolved that the stock option, heretofore, granted to Mr. John M. Sanzo to be fully vested notwithstanding any term of said option to the contrary and that said option would expire 120 days following the effectiveness of a Registration Statement on Form S-8 under the Securities Act of 1993, as amended. In June 1995, John M. Sanzo exercised his option and purchased 18,000 shares.

In October 1995, the 1986 Stock Option Plan was amended to increase by 200,000 the number of shares of common stock authorized for issuance, thereunder to a total of 350,000 shares.

In February 1995, the Board of Directors authorized a grant, subject to and effective upon the date of approval by the Company's stockholders, to the Company's President and Chief Executive Officer of options to purchase up to 200,000 shares of common stock pursuant to the 1986 Option Plan at an exercise price of $4.00 per share vesting 33% each at date of grant, on February 1,
1996, and on February 1, 1997, respectively.   At the Annual Meeting on October
17, 1995, the shareholders approved this grant.





                                                     EDISON CONTROL CORPORATION
                                                NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 1995, 1994, AND 1993

Stock option activity is summarized as follows;

Year ended December 31,


1995              1994             1993
        Options outstanding at January 1
150,000           150,000           45,000
        Options granted
200,000                            125,000
        Options exercised                                                (
36,000)
        Options expired
                              ( 20,000)

-------           -------          -------

        Options outstanding at December 31
314,000           150,000          150,000

=======           =======          =======

        Options exercisable at December 31
180,666            96,500           25,000

=======           =======          =======

        Price range per share
$2.50-$4.00  $2.50-$4.00 $2.50-$4.00

===========  =========== ===========

8. Major customers

Gulf States Utilities Company accounted for 20%, 13% and 19% of net sales, Jacksonville Electric Authority accounted for 0%, 17% and 9% of net sales, Horry Electric Cooperative, Inc. accounted for 15%, 3% and 3% of net sales and Florida Power And Light Company accounted for 13%, 5%, and .10% of net sales in 1995, 1994 and 1993, respectively. In addition, the Company's export sales accounted for 5%, 16% and 12% of net sales in 1995, 1994 and 1993, respectively.

9. Commitments and contingencies

Subsequent to December 31, 1995, the Company entered into a one year lease extension beginning April 1, 1996 for 6,800 square feet of administrative, production and warehouse space. Annual payments under this lease are $35,700, exclusive of joint tenant maintenance fees. The Company incurred rent expense in the amount of $49,382, $44,800 and $25,790 in 1995, 1994 and 1993,
respectively (including joint tenant maintenance fees). Also subsequent to December 31, 1995 the Company entered into a one year lease extension beginning February 18, 1996 for office space in New York City at an annual cost of $17,922.

In August 1992, the Company became subject to a wrongful discharge lawsuit in the amount of $200,000 filed by a former employee in the United States District Court for the Eastern District of New York. This suit was dismissed in a summary judgment in July, 1993. In December 1993, the Company became subject to a wrongful discharge lawsuit in the amount of $550,000 filed by the same employee in the Superior Court of New Jersey. The Company believes that although this lawsuit is without merit, the cost to continue through trial would have exceeded $25,000. As a result, a settlement of $10,000 was reached in a court conference on January 25, 1995, accrued for in the accompanying financial statements as of December 31, 1994 and paid in March 1995.

In February 1995, the Company entered into an employment agreement with one of its executives. The agreement's term is for a three year period and stipulates that the executive's annual base salary shall be $150,000.

10. Related party transactions

At December 31, 1995, Edison Control Corporation held in its investment portfolio 65,000 shares of common stock of Glenayre Technologies, Inc. which were purchased during 1992, 1993 and 1995 at a cost of $1,355,175 and have a market value at December 31, 1995 of $4,046,250. The Chairman of the Board of Glenayre Technologies, Inc. is a member of the Board of Directors of Edison Control Corporation.

                                                             * * * * *


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                                              * * * * *



                                                              PART III



ITEM 10. Directors and Executive Officers of the Registrant

                                                              Director
Name                        Company Office(s)                 Since        Age

William B. Finneran         Chairman of the Board             1991         54
                            and Director


Jay J. Miller               Secretary and Director (1)        1991         63


Gerald B. Cramer            Director (1) (2)                  1992         65


John J. Delucca             Director (2)                      1991         52


Mary E. McCormack           President, Chief Executive        1995         42
                            Officer and Director (3)


Jack V. Miller              Vice President, Treasurer and       -          57
                            Chief Financial Officer
----------

(1)     Member of the Compensation Committee.

(2)     Member of the Audit Committee.

(3)     Hired as President and Chief Executive Officer on February 1, 1995.


William B. Finneran is a Managing Director of Oppenheimer & Co., Inc., an investment banking firm, with which he has been associated since 1972. Mr. Finneran is a Director of Champion Beverage, Inc., a beverage manufacturer and retailer; Keystone Communications, Inc., a software development company; National Planning Association, a non-profit advisory board; and Covenant House, a non-profit charitable institution. Mr. Finneran was elected Chairman of the Board and Chief Executive Officer of the Company in November, 1991.


Jay J. Miller has been a practicing attorney in the State of New York for more than thirty years. Mr. Miller is a director of Total-Tel U.S.A. Communication, Inc., a provider of long-distance telephone service; Vestro Natural Foods, Inc., a specialty food manufacturer and distributor; and Gulf Resources LTD., a New Zealand Real Estate Company.


Gerald B. Cramer has been Chairman of the Board of Glenayre Technologies, Inc. and its predecessor since 1986. Glenayre Technologies, Inc. is a leading manufacturer of equipment for the wireless telecommunications industry. Mr. ramer has also been Chairman and Chief Executive Officer of Cramer Rosenthal McGlynn, Inc., an investment management firm, since 1973, and also serves as a director of OSHAP Technologies, Ltd, a computer aided design/manufacturing technology company, and Express America Holdings Corporation, a mortgage banking and servicing company.


John J. Delucca is Senior Vice President and Treasurer of RJR Nabisco.
Mr. Delucca was Chief Financial Officer of the Hascoe Association, a private investment company from January, 1991 to September, 1993, President and Chief Financial Officer for The Lexington Group from October, 1990 to January, 1991, Senior Vice President of Finance and Managing Director of the Trump Group from May, 1988 to October, 1990, and Senior Vice President of Finance for International Controls Corporation from April, 1986 to May, 1988. Mr. Delucca is a director of Enzo Biochem, Inc., a genetic research and laboratory company, and Nature Food Centers, Inc.,a specialty retailer.


Mary E. McCormack was appointed President and Chief Executive Officer of the Company on February 1, 1995. Prior to joining the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is a Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances, and the Junior League of Central Westchester, a non-profit charitable institution.


        Jack V. Miller has been with the Company since July, 1991 and has served as Material Manager and General Operation Manager. Mr. Miller was appointed Chief Financial Officer on August 10, 1994 and Treasurer on November 15, 1994. Mr. Miller was appointed Vice President of the Company on October 17, 1995. Prior to joining the Company, Mr. Miller was an independent consultant.










ITEM 11. Executive Compensation
        The following table sets forth the annual and long-term compensation for the Company's
Chief Executive Officer and other named executives, as well as the total compensation paid to
each named executive during the Company's last three fiscal years:
                                                     SUMMARY COMPENSATION TABLE
                          Annual Compensation                    Long-Term
Compensation

                                                Other
     All
                                                Annual   Restricted
LTIP     Other
Name                                            Compen-    Stock   Optional
Pay-    Compen-
Principal Position Year  Salary($)  Bonus($)  sation($)  Awards($) SAR,s(#)
outs($) sation($)
William Finneran   1995   50,000       -0-       -0-         -0-       -0-
-0-     -0-
Chairman           1994   50,000       -0-       -0-         -0-       -0-
-0-     -0-
                   1993   50,000       -0-       -0-         -0-       -0-
-0-     -0-

John M. Sanzo      1995    -0-         -0-       -0-         -0-       -0-
-0-     -0-
Former President   1994   28,077       -0-       -0-         -0-       -0-
-0-     -0-
  and CFO          1993  100,962       -0-       -0-         -0-       -0-
-0-     -0-

Jack V. Miller     1995   86,061      2,427      -0-         -0-       -0-
-0-     -0-
Vice President,    1994   81,876       -0-       -0-         -0-       -0-
-0-     -0-
Treasurer and CFO

Mary E. McCormack  1995  136,731       -0-       -0-         -0-       -0-
-0-     -0-
President and CEO

Option Grants and Year-End Option Values

         There were 200,000 options granted in 1995.
                                                Aggregated Option Exercises in
1995
                                              and Option Values at December 31,
1995

Number of                Value of Unexercised
                                  Shares
Unexercised              In-the-Money
                                  Acquired on      Value             Options at
12/31/95 (#)         Options at 12/31/95($)(1)
 Name                             Exercise(#)      Realized($)     Exercisable
    Unexercisable    Exercisable Unexercisable
William B. Finneran                  -0-              -0-             60,000
        -0-            120,000       -0-

Gerald B. Finneran                   -0-              -0-             18,000
        -0-             36,000       -0-

John J. Delucca                      -0-              -0-             18,000
        -0-             36,000       -0-

Jay J. Miller                        -0-              -0-             18,000
        -0-             36,000       -0-

Mary E. McCormack                    -0-              -0-             66,666
      133,334           33,333      66,667

Clarke H. Bailey                    18,000           49,500            -0-
        -0-              -0-         -0-

John M. Sanzo                       18,000           13,500            -0-
        -0-              -0-         -0-
--------

(1) Value is the difference between the market value of the Company's Common Stock on December 31, 1995 and the exercise price.

Long-Term Incentive Plan-Awards in the Last Fiscal Year

         There were no long-term incentive plan awards made by the Company in the year ended December 31, 1995.

Pension Plan

         The Company has no pension plan for employees or directors.

Stock Option Plan

         The Company adopted a 1986 Stock Option Plan (the "Plan") for the benefit of directors, officers and key employees of the Company. Pursuant to the Plan these persons may be granted options to purchase up to an aggregate of 150,000 shares of Common Stock. The Board of Directors may authorize the granting of options under the Plan and may determine to whom the options may be granted, the number thereof, the option price and the exercise period. The price for incentive stock options which may be granted under the Plan and meet the requirements of Section 422A of the Internal Revenue Code, as amended, will not be less than the fair market value of the Common Stock on the date the option is granted (110% of such fair market value for an optionee who holds more than 10% of the outstanding shares of the capital stock of the Company). The price for non-statutory options shall be fixed in the discretion of the Board of Directors and in no event will the option price for any non-statutory option granted be less than 85% of the fair market value of the Common Stock on the ate of grant. The maximum exercise period for any option under the Plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the outstanding shares of the capital stock of the Company).
In November, 1987, the Board of Directors issued non-statutory options to purchase an aggregate of 90,000 shares at an exercise price of $2.50 per share ("$2.50 options"). In 1989 the Company issued non-statutory options to purchase an additional 60,000 shares at an exercise price of $1.22 per share.

         In June 1993, the Board of Directors granted non-statutory options to purchase 18,000 shares each to Clarke H. Bailey, Gerald B. Cramer, John J. Delucca and Jay J. Miller, and 35,000 shares to William B. Finneran, Directors of the Company, at an exercise price of $2.50 per share, vesting 50% at June 5, 1994 and 50% at June 5, 1995 ("vesting $2.50 options"). In June 1995, Clarke H. Bailey exercised his 18,000 option shares.

         In July 1993, the Board of Directors granted non-statutory options to purchase 18,000 shares to John M. Sanzo, Director of the Company, at an exercise price of $4.00 per share, vesting 50% at July 15, 1994 and 50% at July 15, 1995 ("vesting $4.00 options"). In October, 1994, the Board of Directors resolved that the stock option, heretofore, granted Mr. John M. Sanzo to be fully vested notwithstanding any term of said option to the contrary and that said option expire 120 days following the effectiveness of a Registration Statement on Form S-8 under the Securities Act of 1993, as amended. In June 1995, John M. Sanzo exercised said option in full.

         In October 1995, the 1986 Stock Option Plan was amended to increase by 200,000 the number of shares of common stock authorized for issuance, thereunder to a total of350,00 shares.

         In February 1995, the Company entered into a 3 year Employment Agreement with Mary McCormack which includes the grant of a stock option referenced to in Note 7 of the Notes to Financial Statements on page 25 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management


Security Ownership of Certain Beneficial Owners

     Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock on March 1, 1996:


Name and Address                 Number of Shares                  Percentage
Of Beneficial Owner                  Owned                          of Class

William B. Finneran              765,785 (1,2)                     33.0%
World Financial Center
34th Floor
New York, NY 10281

Edco Partners, Ltd.              182,053                            7.9%
950 17th Street, Suite 1600
Denver, CO 80202

John M. Sanzo                    152,000                            7.1%
140 Ethel Road West
Piscataway, NJ 08854

------------

(1)      Includes 60,000 currently exercisable stock options.

(2) Does not include 4,740 shares owned by two Uniform Gifts to Minors Act accounts, each account for the benefit of one of Mr. Finneran's children; Mr. Finneran disclaims beneficial ownership of these shares for purposes of section 16 of the Securities Exchange Act of 1934, as amended, or otherwise.




Security Ownership of Management

         The following table sets forth as of March 1, 1996 information concerning the beneficial ownership of Common Stock by each director of the Company and all directors and officers of the Company as a group:


Name of                            Number of Shares              Percentage
Beneficial Owner                        Owned                    of Class

Gerald B. Cramer                     88,000 (3)                  3.8%

John J. Delucca                      28,000 (3)                  1.2%

William B.Finneran                  765,785 (1,2)                33.0% (1,2)

Mary E. McCormack                    66,666 (4)                  2.9%

Jay J. Miller                        18,000 (3)                  0.8%

All Directors and Officers
as a group (5 in number)            966,451                      45.2%



(1)      Includes 60,000 currently exercisable stock options.

(2) Includes 4,740 shares owned by two Uniform Gifts to Minors Act accounts, each account for the benefit of Mr. Finneran's children; Mr. Finneran disclaims beneficial ownership of these shares for purposes of
         Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise.

(3)      Includes 18,000 currently exercisable stock options.

(4)      Includes 66,666 currently exercisable stock options.

ITEM 13. Certain Relationships and Related Transactions

         Mr. Gerald B. Cramer is Chairman of the Board of Glenayre Technologies, Inc. At December 31, 1995, the Company held in its investment portfolio 65,000 common shares of stock in Glenayre Technologies, Inc., acquired in 1992, 1993 and 1995 at a cost of $1,355,175 and has a market value at December 31, 1995 of $4,046,250.































                                                        PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  There are filed as part of this Form 10-K the following:

         1.  Report of Independent Auditors

             Financial Statements

             Balance Sheets as of December 31, 1995 and 1994

             Statements of Operations for the years ended December 31, 1995, 1994 and 1993

             Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

             Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

             Notes to Financial Statements

         2.  Financial Statement Schedules

All schedules to the financial statements are omitted since the required information is either inapplicable or the information is presented in the financial statements or related notes.

(b)  Employment Agreement between the Company and Mary E. McCormack


         3.  Listing of Exhibits

                                                               Incorporation
                                                               by Reference
Exhibit Number            Description of Documents             Designation

(3)  (i)   *              Certificate of Incorporation             (3) (i)
                          filed June 18, 1986
     (ii)  *              By-laws of the Company                   (3) (ii)

(4)  (i)   **             Copy of Specimen Stock                   (4) (i)
                          Certificate
     (ii)  *              Form of Warrant sold to                  (4) (ii)
                          McKinley Allsopp, Inc.
     (iii) *              1986 Stock Option Plan of                (4) (iii)
                          Company

(10) (i)   *              Employment Agreement                     (10) (i)
                          between Company and
                          Taft B. Russell

     (ii)  *              License Agreement, dated                 (10) (iii)
                          September 7, 1979,
                          between Company and
                          Hershel Toomim

     (iii) ***               Employment Agreements dated
                          November 1, 1987 between Company
                          and George Powers, Anthony Gagliardi
                          and Marilyn Salko

     (iv)  *                 Employment Agreement dated February 1, 1995
                             between the Company and Mary E. McCormack

               *             Previously filed as Exhibits to Registration
                          Statements on Forms S-18 (File No. 33-6736-NY), filed with the Securities and Exchange Commission on June 24, 1986, and incorporated herein by reference

              **             Previously filed as Exhibits to Amendment No. 1
                          to Registration Statement on Form S-18 (File No. 33-6736-NY), filed with the Securities and Exchange Commission on July 23, 1986, and incorporated herein by reference

              ***            Previously filed as exhibits to Form 10-K for year
                          ended December 31, 1988




(c) No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report.



                                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EDISON CONTROL CORPORATION


                                          /s/ Mary E. McCormack
                            By:
                                                Mary E. McCormack
                              President, Chief Executive Officer and Director


                                          /s/ Jack V. Miller
                             By:
                                                    Jack V. Miller
                              Vice President, Treasurer and Chief Financial Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:







Signature                                 Title                         Date

/s/ William B. Finneran                                               3/27/96

William B. Finneran                    Chairman of the Board
                                       and Director

/s/ Mary E. McCormack                                                 3/27/96

Mary E. McCormack                      President, Chief Executive
                                       Officer and Director

/s/ Jack V. Miller                                                    3/27/96

Jack V. Miller                         Vice President, Treasurer and
                                       Chief Financial Officer

/s/ Jay J. Miller                                                      3/27/96

Jay J. Miller                          Secretary and Director

/s/ Gerald B. Cramer                                                   3/27/96

Gerald B. Cramer                              Director


/s/ John J. Delucca                                                    3/27/96

John J. Delucca                               Director