Form 10-Q
period 1996-03-31
EDISON CONTROLS CORP
filed 1996-05-09
CIK 795968

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                            Form 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended March 31,
1996.

                               or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
         to          .

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

     Common Stock, $.01 par value:  2,136,000 as of May 08, 1996.






                        EDISON CONTROL CORPORATION
                              BALANCE SHEETS
                   March 31, 1996 and December 31, 1995

                                                 1996               1995
     ASSETS                                   ----------          ----------
                                              (Unaudited)

Current Assets:
Cash and cash equivalents                    $ 2,738,315         $ 2,020,996
Investments                                      284,000             284,000
Trading securities                             8,126,343           9,838,998
Accounts receivable-trade                        145,113              55,398
Inventories                                      244,742             230,318
Prepaid expenses and deposits                     35,888              47,739

                                              ----------          ----------

     Total current assets                     11,574,401          12,477,449


Equipment and leasehold improvements
     at cost, net                                 58,297              65,687
Deferred tax asset                                10,350              10,350
                                              ----------          ----------
                                             $11,643,048         $12,553,486
                                              ==========          ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                             $    52,793         $       924
Accrued liabilities                               43,607              51,701
Income taxes payable                             594,099             518,728
Deferred income taxes                            840,450           1,606,221
                                              ----------          ----------
     Total current liabilities                 1,530,949           2,177,574

Stockholders' equity:
Preferred Stock, $.01 par value:  1,000,000
authorized, none issued
Common Stock, $.01 par value:  10,000,000 shares
authorized, 2,136,000 shares issued and
outstanding                                       21,360              21,360
Additional paid-in capital                     6,143,334           6,143,334
Retained earnings                              3,947,405           4,211,218
                                              ----------          ----------
     Total stockholders' equity               10,112,099          10,375,912
                                              ----------          ----------
                                             $11,643,048         $12,553,486
                                              ==========          ==========

                          See Accompanying Notes.

                        EDISON CONTROL CORPORATION
                          STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                       Three months ended
                                                            March 31,

                                                  1996                1995
                                               ---------           ---------

Net sales                                    $   237,850         $   270,188

Cost and expenses:

     Cost of sales                               179,367             201,919
     Selling, general and administrative         208,322             194,084
                                               ---------           ---------
                                                 387,689             396,003
                                               ---------           ---------

Operating loss                                (  149,839)         (  125,815)

Interest and dividends                            28,601              26,153
Security fees and commissions                 (   45,319)         (   23,113)
Realized gains on trading securities           1,641,296           1,008,597

Unrealized gains (losses) on trading
securities                                    (1,914,427)            187,228
                                               ---------           ---------
Income (loss) before income tax               (  439,688)          1,073,050

Provision for income taxes:

Deferred benefit                                 765,771                   0
Current expense                               (  589,896)         (  429,220)
                                               ---------           ---------

Net income (loss)                            $(  263,813)        $   643,830
                                               =========           =========
Earnings per common share:

Net Income (loss)                            $(      .12)        $       .30
                                               =========           =========

Average common shares and common
shares equivalents                             2,136,000           2,165,368
                                               =========           =========


                           See Accompanying Notes.




                         EDISON CONTROL CORPORATION
                          STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)


                                                  1996               1995
                                               ---------          ---------

Cash flows from operating activities:
     Cash received from customers            $   154,543         $   257,380
     Cash paid to suppliers and
     employees                                (  444,424)         (  392,746)
     Income taxes paid                        (  514,525)         (  214,543)
     Interest received                        (    1,007)              4,395
     Dividends received                           23,330              20,485
     Interest and premium paid on
     investments                                  59,878          (    4,556)
     Purchases of trading securities          (6,305,256)         (3,931,625)
     Proceeds from the sale of
     trading securities                        7,744,780           4,540,350
                                               ---------           ---------

     Net cash provided by operating
     activities                                  717,319             279,140
                                               ---------           ---------

Cash flows (used in) investing activities:
     Capital expenditures                              0          (   15,411)
                                               ---------           ---------

     Net cash (used in) investing
     activities                                        0          (   15,411)
                                               ---------           ---------
Net increase in cash and cash
equivalents                                      717,319             263,729

Cash and cash equivalents, beginning
of period                                      2,020,996             821,901
                                               ---------           ---------

Cash and cash equivalents, end of
period                                       $ 2,738,315         $ 1,085,630
                                               =========           =========





                           See Accompanying Notes.




                         EDISON CONTROL CORPORATION
                  RECONCILIATION OF NET INCOME TO NET CASH
                      PROVIDED BY OPERATING ACTIVITIES
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)


                                                  1996                1995
                                               ---------           ---------

Net income (loss)                            $(  263,813)        $   643,830

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                 7,390              10,189
     Realized (gain) on sales of
     trading securities                       (1,641,296)         (1,008,597)
     Unrealized (gain) loss on
     trading securities                        1,914,427          (  187,228)
     Purchases of trading securities          (6,305,256)         (3,931,625)
     Proceeds from the sale of trading
     securities                                7,744,780           4,540,350

Changes in assets and liabilities:

     Accounts receivable                      (   89,715)              5,126
     Prepaid income tax                                0          (   46,868)
     Inventories                              (   14,424)         (   21,622)
     Prepaid expenses and deposits                11,851               1,472
     Accounts payable                             51,869              11,626
     Accrued liabilities                      (    8,094)                941
     Deferred income taxes                    (  765,771)                  0
     Income taxes payable                         75,371             261,546
                                               ---------           ---------
          Total adjustments                      981,132          (  364,690)
                                               ---------           ---------

Net cash provided by operating
activities                                   $   717,319         $   279,140
                                               =========           =========







                           See Accompanying Notes.





                        EDISON CONTROL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)



Note 1 - Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995.


Note 2 - Trading Securities


In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is based on the first in, first out method.





















Item 2.

Management's Discussion and Analysis of Operations and Financial Condition.

Results of Operations.

Net sales for the first quarter of fiscal year 1996 decreased $32,338, or 12.0%, compared with the comparable period of the prior year as a result of a decrease in unit volume. Unit volume sales are moderately seasonal in nature with sales traditionally stronger in the second and third quarters. Current booking levels indicate that this should pertain to fiscal year 1996. The business climate in the electric utility industry is unfavorable generally with some of the utilities cutting both personnel and operating budgets. However, the Company's outlook for the second quarter indicates at least a 25% increase in sales versus second quarter of 1995. This anticipated increase is due in part to a large order received from Mexico.

Testing on the new Fast Fault Finder appears to be progressing satisfactorily to the final stage.

The gross profit margin for the first quarter ended March 31, 1996 decreased to 24.6% from 25.3% for the comparable period of the prior year. The decrease is primarily attributable to a decline in operating efficiency, due in part to higher absorption of manufacturing overhead caused by lower unit volume.

Selling, general and administrative expenses for the first quarter were $208,322 compared to $194,084 for the comparable period of the prior year. The increase is primarily due to the hiring of the new President and Chief Executive Officer and the opening of an executive office in New York City during February 1995. Based on current operations, management believes selling, general and administrative expenses can be maintained at or near the present level.

The operating loss was $149,839 for the first quarter of 1996 compared to an operating loss of $125,815 for the comparable period of 1995. This increase in loss is due primarily to increased selling, general and administrative expenses as well as a reduction of the Company's margins.

The Company achieved a $1,641,296 realized gain in trading securities for the quarter ended March 31, 1996. Compared to the prior period gain of $1,008,597, the difference of $632,699 is primarily due to an increase in sales of securities. Unrealized losses for the quarter ended March 31, 1996 were $1,914,427 compared to an unrealized gain of $187,228 in the comparable period of the prior year. The unrealized loss for the quarter ended March 31, 1996 is primarily attributable to a decrease in the market value of Glenayre Technologies, Inc. stock.

The Company recorded a current tax expense and a deferred tax benefit for the quarter ended March 31, 1996 of $589,896 and $765,771, respectively, which was determined based upon the estimated effective tax rate of 40% for 1996.



Net loss of $263,813, or $.12 per share, for the first quarter of 1996 reflecting a decrease of $907,643 from the prior year's first quarter net income of $643,830, or $.30 per share.

The Company generated cash from operating activities of $717,319 during the first three months of 1996 compared to $279,140 during the first three months of 1995 a difference of $438,179 which is primarily attributable to increased proceeds from sales of trading securities. The Company's cash usage from investing activities was $0 during the first three months of 1996 compared to $15,411 during the first three months of 1995, for a net increase in cash and cash equivalents of $717,319 in 1996 compared to $263,729 in 1995.

Management continues to analyze the possible discontinuance of the manufacture and sale of electronic fault indicators in light of the Company's operating losses. However, development activities are continuing on a new line of fault indicators. No decision regarding said discontinuance has been made. If the Company discontinued the manufacture and sale of electronic fault indicators, the Company would be left with assets consisting principally of cash and cash equivalents, investments and trading securities. Management is actively seeking opportunities for the investment of its cash, investments and securities in areas which may not be related to its present operations.





LIQUIDITY AND CAPITAL RESOURCES


The Company believes that it can fund its proposed capital expenditures and its operational requirements from its currently available cash, cash equivalents and investments. Proposed capital expenditures for the remainder of fiscal year 1996 are expected to total approximately $35,000.

The Company has no long-term debt and does not anticipate a long-term need for capital to fund its present business. The Company may, however, need additional long-term capital to fund an acquisition in the event such acquisition required funding greater than the Company's cash, cash equivalents, investments and trading securities. The Company has not sought to obtain such capital and will do so only in the event it is required to fund an acquisition. The source and terms of such funding, if any, is unknown at this time.

At March 31, 1996, the working capital ratio (i.e., the ratio of total current assets to total current liabilities) was 7.6:1. At December 31, 1995, the working capital ratio was 5.7:1.








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



                                   EDISON CONTROL CORPORATION


                                        /s/ Mary E. McCormack
May 8, 1996                        By:
                                        President and Chief
                                        Executive Officer



                                        /s/ Jack V. Miller
May 8, 1996                        By:
                                        Treasurer and Chief
                                        Financial Officer