Form 10-Q
period 1996-06-30
EDISON CONTROLS CORP
filed 1996-08-20
CIK 795968

United States
                      Securities and Exchange Commission
                             Washington, D.C 20549

                                   Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the period ended June 30, 1996.

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

      Common Stock, $.01 par value: 2,250,933 as of July 31, 1996.







                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                      BALANCE SHEETS
                           June 30, 1996 and December 31, 1995

                                                          1996           1995
      ASSETS                                              ---------  ---------
                                                         (Unaudited)
Current assets:
Cash and cash equivalents                       $  1,382,331       $ 2,020,996
Investments                                          284,000           284,000
Trading securities                                 5,590,680         9,838,998
Accounts receivable-trade                          3,071,627            55,398
Inventories                                        6,793,616           230,318
Prepaid expenses and other assets                    633,218            47,739
Prepaid income taxes                                  93,000                 0
Deferred compensation                                738,537                 0
Deferred financing costs                             400,000                 0
                                                  ----------        ----------

      Total current assets                        18,987,009        12,477,449

Property, plant and equipment at cost, net         6,228,270            65,687
Goodwill                                          10,172,068                 0
Deferred financing costs                             791,667                 0
Pension asset                                        433,662                 0
Investment in South Houston Hose                     367,861                 0
Other assets                                          70,895            10,350
                                                  ----------        ----------
                                                $ 37,051,432       $12,553,486
                                                  ==========        ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                $  1,412,795        $      924
Accrued liabilities                                1,068,560            51,701
Income taxes payable                                 340,828           518,728
Deferred income tax                                1,059,221         1,606,221
Current maturities on long-term debt                 862,844                 0
                                                  ----------        ----------
      Total current liabilities                    4,744,248         2,177,574

Long-term debt                                    18,731,516                 0
Deferred income taxes                                456,000                 0
Stockholders' equity:
Preferred Stock, $.01 par value:  1,000,000 shares
authorized, none issued
Common Stock, $.01 par value:  10,000,000 shares
authorized, 2,250,933 and 2,136,000 shares issued
and outstanding, respectively                          22,509            21,360
Additional paid-in capital                          8,958,435         6,143,334
Translation adjustments                                 7,557                 0
Retained earnings                                   4,131,167         4,211,218
                                                   ----------        ----------
      Total stockholders' equity                   13,119,668        10,375,912
                                                   ----------        ----------
                                                 $ 37,051,432       $12,553,486
                                                   ==========        ==========

                                  See Accompanying Notes.

                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                  STATEMENT OF OPERATIONS
                     THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (Unaudited)



                          Three months ended       Six months ended
                               June 30,                  June 30,
                                1996            1995           1996      1995
                          ------------------       ----------------

Net sales                 762,963     $   160,662   $ 1,000,813    $   430,850
Cost and expenses:
      Cost of sales       546,813         153,658       726,180        355,577
      Selling, general and
      administrative      309,414         175,790       517,736        369,874
                     ------------     -----------   -----------    -----------
                          856,227         329,448     1,243,916        725,451
                     -----------     -----------   -----------    -----------
Operating (loss)      (   93,264)     (  168,786)   (  243,103)    (  294,601)

Interest expense      (   38,333)              0    (   38,333)             0
Interest and dividends    65,686          37,707        94,287         63,860
Security fees and
commission            (   11,739)     (   25,994)   (   57,058)    (   49,107)
Realized gains on
trading securities     1,346,908       1,152,147     2,988,204      2,160,744
Unrealized gains and
(losses) on trading
securities            (  964,621)        301,389    (2,879,048)       488,617
                     -----------     -----------   -----------    -----------
Income (loss) before
income tax               304,637       1,296,463    (  135,051)     2,369,513

Provision for income
taxes                 (  120,875)     (  518,585)       55,000     (  947,805)
                      ----------     -----------    ----------     ----------


Net income           $   183,762     $   777,878   $(   80,051)   $ 1,421,708
                     ===========     ===========   ===========    ===========



Net income            $       .08     $       .36   $(      .03)   $       .65
                      ===========     ===========   ===========    ===========
Average common shares
and common share
equivalents             2,338,366       2,172,800     2,309,418      2,171,200
                      ===========     ===========   ===========    ===========












                                     See Accompanying Notes.


                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                  STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (Unaudited)
                                                         1996          1995
                                                       --------      --------
Net income                                          $(   80,051)  $  1,421,708
Adjustments to reconcile net income to
net cash (used in) operating activities:

      Depreciation and amortization                      38,533        20,202
      Realized (gain) on sales of
      trading securities                            ( 2,988,204)  ( 2,160,744)
      Unrealized (gain) loss on
      trading securities                              2,879,048   (   488,617)
      Purchases of trading securities               ( 8,491,506)  (10,652,250)
      Proceeds from the sale of
      trading securities                             12,848,980    10,392,100

Changes in assets and liabilities:

      Accounts receivable                           (   205,992)      120,181
      Inventories                                        16,958        14,700
      Prepaid expenses and other
      current assets                                (   294,269)  (   114,994)
      Accounts payable                                   54,265   (    61,181)
      Accrued liabilities                                16,193   (       218)
      Deferred income taxes                         ( 1,155,000)      195,447
      Income taxes payable                              585,475       584,684
                                                      ---------    ----------
            Total adjustments                         3,304,481   ( 2,150,690)
                                                     ----------    ----------

Net cash provided by (used in)
operating activities                               $  3,224,430  $(   728,982)
                                                     ----------    ----------
Cash flows from investing activities:

      Payment for the purchase of acquired
      companies, net of cash acquired               (18,651,428)            0
      Capital expenditures                          (     2,391)  (    23,051)
                                                     ----------    ----------
      Net cash used in investing
      activities                                    (18,653,819)  (    23,051)
                                                     ----------    ----------
Cash flows from financing activities:

      Proceeds from issuance of long-term
      debt                                           16,540,000             0
      Principal payments on long-term debt          ( 1,845,000)            0
      Proceeds from issuance of Common
      Stock                                              95,724             0

      Stock options exercised                                 0       117,000
                                                     ----------    ----------
      Net cash provided by financing
      activities                                     14,790,724       117,000
                                                     ----------    ----------


                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                  STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited) (cont'd)




                                                        1996            1995
                                                     ----------      ----------


Net increase (decrease) in cash
and cash equivalents                                (   638,665)  (   635,033)

Cash and cash equivalents, beginning
of period                                             2,020,996       821,901
                                                     ----------    ----------

Cash and cash equivalents, end of
period                                             $  1,382,331       186,868
                                                     ==========    ==========




Supplemental disclosure of cash flow information:

      Cash paid during the period for
      income  taxes.                               $    797,525  $    305,204




Supplemental schedule of non-cash investing and financing activities:

      Stock in the amount of $766,276 was issued as part of the purchase price.

      Legal and professional fees of $428,792 related to the acquisition were not paid as of June 30, 1996.

      Notes receivable of $332,400 were cancelled as part of the purchase price.









                                  See Accompanying Notes.







                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
                               Notes to Financial Statements
                                        (unaudited)



Note 1-  Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.


Note 2-  Trading Securities


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





















Item 2.


Management's Discussion and Analysis of Operations and Financial Condition.

Results of Operations.


      On June 21, 1996, Registrant through a newly organized, wholly-owned subsidiary, purchased from unaffiliated persons, all of the issued and outstanding stock (the "ConForms Stock") of Construction Forms, Inc., a Wisconsin corporation ("ConForms") and its affiliate C F Gilco, Inc. ("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC, a Wisconsin limited liability company ("JABCO") for an aggregate cash consideration of $20,599,487, of which $567,087 were Registrant's acquisition costs and of which $1,500,000 is held in escrow pending certain environmental remediation on property held by ConForms. In connection with the acquisition of ConForms, Registrant also acquired all of the outstanding stock of CF Ultra Tech, Inc., a wholly-owned Wisconsin subsidiary of ConForms ("Ultra Tech").

      ConForms is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. It manufactures a wide variety of finished products with which it creates appropriate configurations of systems for various concrete pumps. Ultra Tech processes steel pipe into abrasion resistant hardened pipe for treatment. Gilco produces a line of concrete and plaster/mortar mixers.

      The transaction was negotiated at arm's length and was based upon Management's analysis of ConForms' assets and properties, historical profitability and growth, industry position, business prospects and market valuations of companies considered to be in related industries and businesses. Funds utilized in the acquisition included approximately $4,800,000 of Registrant's operating capital, approximately $9,740,000 available under a Master Credit Agreement between LaSalle National Bank of Milwaukee, Wisconsin ("LaSalle"), ConForms, Gilco and Ultra Tech (collectively the "Borrowers") and $6,800,000 under a Loan Agreement between Bank Audi USA of New York, New York ("Bank Audi") and the Borrowers. JABCO provided a guarantee in connection with the LaSalle and Bank Audi loans.

      The LaSalle facility includes an $8,000,000 working capital line, of which $5,440,000 was drawn upon at closing, a $4,300,000 term/overadvance funding line and a $3,000,000 letter of credit to support an Industrial Revenue Bond issued on the JABCO property. All of such facilities are cross-collateralized by the corporate assets of ConForms, Ultra Tech and Gilco, including accounts receivable, inventory and property and equipment as well as certain marketable securities of Registrant. The Credit Agreement contains covenants customary in such arrangements, including maintenance of certain financial ratios and minimum tangible net worth and limitations on capital expenditures.

      The Bank Audi long-term facility is subordinated to LaSalle. In connection therewith, William Finneran, Chairman of the Board and a principal shareholder of the Registrant, provided collateral to the Bank to support a guaranty of repayment by Borrowers of the principal and interest on the loan. The guaranty is limited to the collateral value. The foregoing arrangement was made by Mr. Finneran to reduce Registrant's cost of borrowed funds from that which would have been otherwise obtainable from unaffiliated "mezzanine" lenders. In consideration of his providing such collateral, Registrant issued to Mr. Finneran a ten (10) year Warrant to purchase 500,000 shares of Registrant's Common Stock exercisable at a price of $1.60 per share. At the time the transaction was negotiated, Registrant's Common Stock was quoted at approximately $4 per share and, on the date the ConForms acquisition was consummated, the closing sale price for Registrant's Common Stock in the over-the counter market was $7 1/2 per share. It is believed that the transaction with Mr. Finneran was on terms not less favorable to Registrant than those available from a non-affiliated person.

      In connection with the ConForms acquisition, Registrant entered into agreements for the sale for investment of an aggregate of 114,933 shares of Registrant's Common Stock for a total purchase price of $862,000 to the key management personnel of ConForms and its affiliates. In addition, Registrant granted ten (10) year options to purchase an aggregate of 167,611 shares of Common Stock exercisable at $3.00 per share to the key personnel. Such options vest fully on the first anniversary of the closing of the acquisition. On the date of grant of the options, the closing sale price was $7.50 per share.

      The acquisition, which was accounted for as a purchase, was completed on June 21, 1996 and, accordingly, the results of operations of the acquired companies for the period June 21, 1996 to June 30, 1996 are included with the Registrant. The following unaudited pro forma results of operations for the six months ended June 30, 1996 (five months for acquired companies) and the year ended December 31, 1995 gives the effect to the acquisitions of the acquired entities as if the acquisitions had occurred at the beginning of each of the periods:



                              Six (five) months       Year
                              ended                   ended
                              June 30, 1996           December 31, 1995


Pro Forma Net Sales           $ 9,504,920             $20,580,694
                               ==========              ==========


Pro Forma Net Income          $   606,466             $ 1,795,457
                               ==========              ==========

Pro Forma Net Income
per share                     $       .21             $       .63
                               ==========              ==========




      Net sales for the second quarter of fiscal year 1996 increased $602,301, or 375.9%, compared with the comparable period of the prior year. For the first six months of 1996, net sales increased $569,963, or 132.3%, compared to the comparable period of 1995. The increase for both periods in 1996 is attributable to orders received from Mexico Electric, an overall increase in spending by domestic utilities and the results of operations for the acquired companies for one week.


      As a percentage of net sales, gross profit margin for the 1996 second quarter increased to 29.3% from 4.4%. The six month period gross profit margin increased to 27.4% from 17.5% for the comparable period in 1995. These increases are primarily attributable to increased unit volume and the allocation of overhead costs over the increased unit volume and the results of operations of the acquired companies for one week.


      Selling, general and administrative expenses for the second quarter and first six months ended June 30, 1996 were $309,414 and $517,736, respectively, compared to $175,790 and $369,874, respectively, for the comparable periods of the prior year. The increase in general and administrative expenses is due to the related expenses of the New York City office for the Company's President and related costs incurred in the acquisition of ConForms.


      The operating loss was $243,103 for the first six months compared to an operating loss of $294,601 for the comparable period of 1995. The Company recorded operating loss in the three months ended June 30, 1996 of $93,264 compared to $168,786 in 1995.


      The Company achieved a $2,988,204 realized gain in trading securities for the six months ended June 30, 1996. Compared to the prior period gain of $2,160,744, the difference of $827,460 is primarily due to sales of Glenayre Inc. stock. Unrealized losses were ($2,879,048) for the first six months compared to unrealized gains of $488,617 for the comparable period of 1995. The decrease of $3,367,665 can be attributed to the backing out of prior unrealized gains upon the sale of the stock.


      The Company recorded a tax credit of $55,000 for the six months ended June 30, 1996 respectively, which represents the estimated annual effective rate of 40% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.


      Net income of $183,762 or $.08 per share for the second quarter of 1996 decreased $594,116 compared to net income of $777,878 or $.36 per share for the comparable period of the prior year. Net loss of $80,051 or $.03 per share for the first six months of 1996 decreased $1,501,759 compared to net income of $1,421,708 or $.65 per share for the comparable period of the prior year.


      The Company generated $3,224,430 in cash from operations during the first six months of 1996 compared to a cash usage of $728,982 during the first six months of 1995, a difference of $3,953,412 which is attributable to an increase in sales over purchases of trading securities. The Company's cash usage from investing activities was $18,653,819 during the first six months of 1996 compared to $23,051 during the first six months of 1995. The Company's financing activities provided $14,790,724 during the first six months of 1996 compared to $117,000 in the first six months of 1995. There was a net decrease in cash and cash equivalents of $638,665 in 1996 compared to $635,033 in 1995.









LIQUIDITY AND CAPITAL RESOURCES


      The Company believes that it can fund its proposed capital expenditures and its operational requirements from operations and its currently available cash, cash equivalents, investments and existing bank credit lines. Proposed capital expenditures for the remainder of fiscal year 1996 are expected to total approximately $400,000.


      Additionally, at June 30, 1996 the working capital ratio (i.e., the ratio of total current assets to total current liabilities) was 4.0:1. At December 31, 1995, the working capital ratio was 5.7:1.



















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



                                 EDISON CONTROL CORPORATION




                                       /s/ Mary E. McCormack
August 12, 1996                     By:
                                       President and Chief
                                       Executive Officer





                                       /s/ Jay Hanamann
August 12, 1996                     By:
                                       Chief Financial Officer
                                       and Treasurer