Form 10-Q
period 1996-09-30
EDISON CONTROLS CORP
filed 1996-11-05
CIK 795968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1996

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission file number  0-14812

EDISON CONTROL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation	or organization)

22-2716367
(I.R.S. Employer Identification No.)

W60 N151 Cardinal Avenue
PO Box 326
Cedarburg,  WI  53012
(Address of principal executive offices/Zip Code)

(414) 377-6565
(Registrant's telephone number, including area code)

140 Ethel Road West
Piscataway, NJ  08854
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes 	X	 No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   Common Stock, $.01 par value:  2,250,933 as of October 30, 1996


PART I
Item 1
Financial Statements


EDISON CONTROL CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
September 30, 1996 and December 31, 1995

                                                1996         	1995
                                                (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                      	962,451	      2,020,996
Investments                                    	284,000	      284,000
Trading securities                             	5,359,443	    9,838,998
Trade accounts receivable, net                 	2,971,626	    55,398
Receivable from affiliates                     	87,354	       0
Inventories, net                               	6,075,555    	230,318
Prepaid expenses and other assets              	162,848      	47,739
Prepaid income taxes                           	539,508      	0
Deferred compensation                          	549,974      	0
Deferred financing costs                        400,000	      0

   Total current assets	                        17,392,759   	12,477,449

Property,plant & equipment at cost,net         	6,104,639    	65,687
Goodwill and other intangibles, net            	10,179,959   	0
Deferred financing costs	                       691,668      	0
Pension asset                                  	403,830      	0
Investment in South Houston Hose	               358,861      	0
Prepaid income taxes                           	10,350       	10,350

TOTAL ASSETS                                   	35,142,066	   12,553,486

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                               	1,075,605     	924
Accrued liabilities                            	1,200,494     	51,701
Income taxes payable	                           1,001,014	     518,728
Deferred income tax	                            167,643	       1,606,221
Current maturities on long-term debt	           737,844	       0

	  Total current liabilities                   	4,182,600	     2,177,574

Long-term debt                                 	17,650,169    	0
Deferred income taxes	                          456,000       	0

   Total liabilities                           	22,288,769	    2,177,574

Stockholders' equity:
Preferred stock, $.01 par value: 1,000,000
 shares authorized, none issued                 	0            	0
Common stock, $.01 par value: 10,000,000
 shares authorized, 2,250,933 and 2,136,000
 issued	and outstanding, respectively           	22,509       	21,360
Additional paid-in-capital                      	8,958,435	    6,143,334
Translation adjustments                         	71,222       	0
Retained earnings                               	3,801,131    	4,211,218

   Total stockholders' equity                   	12,853,297   	10,375,912

TOTAL LIABILITIES & EQUITY                      	35,142,066	   12,553,486

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)


                             		Three months ended     	Nine months ended
		                             September 30,	          September 30,
		                             1996        	1995      	1996	      	1995


Net Sales                     	5,841,589  	216,327    	6,842,402	  647,177

Cost and expenses:
	Cost of sales	                4,383,778  	186,519    	5,109,958  	542,096
	Selling, general, and
 administrative               	1,296,159	  178,220	    1,813,895  	548,094

	Total cost of sales	          5,679,937  	364,739    	6,923,853  	1,090,190

Operating income (loss)	       161,652    	(148,412)	  (81,451)	  	(443,013)

Other income (expense):
Interest expense	              (503,565)  	0          	(541,898)  	0
Interest and dividends        	(21,929)   	19,143     	72,358	    	83,003
Security fees and commission	  57,058	     (13,485)    0        			(62,592)
Realized gains (losses) on
 trading securities            456,509    	(14,859)   	3,444,713  	2,145,885
Unrealized gains (losses) on
	trading securities           	(717,396)  	1,883,984  	(3,596,444) 2,372,601
Equity in earnings of affil.  	6,000      	0          	6,000	     	0


Income (loss) before taxes    	(561,671)  	1,726,371  	(696,722)  	4,095,884

Provision for income taxes     231,635    	(690,757)  	286,635     (1,638,562)

Net income (loss)             	(330,036)  	1,035,614  	(410,087)  	2,457,322


Net income (loss) per share   	(.12)      	.46        	(.17)	    		1.09

Average common shares and
	common share equivalents	     2,817,990  	2,250,000  	2,453,230	  2,250,000


See Accompanying Notes.


EDISON CONTROL CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

                                               	 	1996	        	1995

Net income	(loss)                                 (410,087)	    2,457,322

Adjustments to reconcile net income to net	cash
provided by (used in) operating activities:

Depreciation and amortization                    	 574,548     	31,044
Realized (gain) loss on sales of trading
 securities                                        (3,444,713) 	(2,145,885)
Unrealized (gain) loss on trading securities       3,596,444   	(2,372,601)
Purchases of trading securities                    (10,544,297) (12,321,750)
Proceeds from the sale of trading sec.             14,872,121  	13,024,500
Currency translation                              	93,290      	0
Change in allowance for doubtful accounts         	(3,623)     	0
Equity in earnings of affiliate                   	(6,000)     	0

Changes in assets and liabilities:

Accounts receivable                               	(207,652)	   125,037
Accounts receivable, intercompany                  114,870     	(130,762)
Inventories                                       	735,019	     29,744
Prepaid expenses and other assets                 	80,377	      (11,124)
Accounts payable	                                  97,083	      (44,075)
Accrued liabilities                               	176,743      16,119
Deferred income taxes	                             (1,405,593) 	949,040
Income taxes payable                              	158,168     	521,848

	  Total adjustments                              	4,886,785	   (2,328,865)

NET CASH PROVIDED BY
	OPERATING ACTIVITIES                             	4,476,698   	128,457

Cash flows from investing activities:

Payment for the purchase of acquired
 companies, net of cash acquired                 	(19,050,993) 	0
Capital expenditures                             	(90,228)     	(39,905)
Proceeds from sale of equipment                  	6,601        	0
Investment in and advances to affiliates         	15,000       	0

NET CASH (USED IN)
	INVESTING ACTIVITIES                            	(19,119,620) 	(39,905)

Cash flows from financing activities:

Proceeds from issuance of long-term debt         	16,540,000    	0
Principal payments on long-term debt             	(3,051,347)   	0
Proceeds from issuance of Common Stock           	95,724        	0
Stock options exercised                          	0             	117,000

NET CASH PROVIDED BY
	FINANCING ACTIVITIES                            	13,584,377   	 117,000


NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                            	(1,058,545)   	205,552

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD                             	2,020,996    	 821,901

CASH AND CASH EQUIVALENTS,
	END OF PERIOD                                   	962,451       	1,027,453



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes      1,243,790      (345,304)
Cash paid during the period for interest          360,404        0


Supplemental schedule of non-cash investing and financing activities:

Stock issued as part of the purchase price        766,276        0
Notes receivable canceled as part of the
 purchase price                                   332,400        0

See Accompanying Notes.


EDISON CONTROL CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)


Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995, Form 8-K dated July 8, 1996, and Form 8-K/A dated September 6, 1996.



Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation and its wholly-owned subsidiary, Construction Forms, Inc. Construction Forms, Inc. consists of CF Gilco, Inc., CF Ultra Tech, Inc., and Jabco LLC. All material intercompany accounts and transactions have been eliminated.

Nature of Operations - The Company primarily engages in the design, manufacture, and sale of concrete pumping accessories, concrete and mortar/plaster mixers, and abrasion resistant steel piping. The Company's principal markets are in North America with limited sales activity in Europe.

Cash Equivalents - The Company considers all temporary investments with maturities of three months or less when acquired to be cash equivalents.

Trading Securities - In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is based on the first in, first out method.

Inventories - Inventories are stated at the lower of cost (principally last-in, first-out method) or market. It is not practical to segregate the components of raw material, work-in-process and finished goods at the balance sheet date.

Depreciation - The cost of plant and equipment is depreciated over the estimated useful lives of the various assets: buildings and improvements:
15-40 years; machinery and equipment: 3-10 years. Depreciation expense is computed on the straight-line method for financial reporting purposes and by accelerated methods for tax purposes.

Intangibles - Goodwill is amortized over a forty year period and organizational costs are amortized over a five year period. Financing costs are being amortized the life of the related debt.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates prevailing during the year. Adjustments resulting from the translation of financial statements of the foreign operations are included as foreign currency translation adjustments in the equity section of the accompanying consolidated balance sheets.


PART I
Item 2
Management's Discussion and Analysis of Operations and Financial Condition


Results of Operations

On June 21, 1996, Registrant, through a newly organized, wholly-owned subsidiary, purchased from unaffiliated persons, all of the issued and outstanding stock (the "Con Forms Stock") of Construction Forms, Inc., a Wisconsin corporation ("Con Forms") and its affiliate CF Gilco, Inc. ("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC, a Wisconsin limited liability company ("JABCO") for an aggregate cash consideration of $20,599,487, of which $567,087 were Registrant's acquisition costs and of which $1,500,000 is held in escrow pending certain environmental remediation on property held by Con Forms. In connection with the acquisition of Con Forms, Registrant also acquired all of the outstanding stock of CF Ultra Tech, Inc., a wholly-owned Wisconsin subsidiary of Con Forms ("Ultra Tech").

Con Forms is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. It manufactures a wide variety of finished products with which it creates appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in such industries as mining, pulp and paper, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers.

The transaction was negotiated at arm's length and was based upon Management's analysis of Con Forms' assets and properties, historical profitability and growth, industry position, business prospects and market businesses. Funds utilized in the acquisition included approximately $4,800,000 of Registrant's operating capital, approximately $9,740,000 available under a Master Credit Agreement between LaSalle National Bank of Milwaukee, Wisconsin ("LaSalle"), Con Forms, Gilco and Ultra Tech (collectively, the "Borrowers") and $6,800,000 under a Loan Agreement between Bank Audi USA of New York, New York ("Bank Audi") and the Borrowers. JABCO provided a guarantee in connection with the LaSalle and Bank Audi loans.

The LaSalle facility includes an $8,000,000 working capital line, of which $5,440,000 was drawn upon at closing, a $4,300,000 term/overadvance funding line and a $3,000,000 letter of credit to support an Industrial Revenue Bond issued on the JABCO property. All of such facilities are cross-collateralized by the corporate assets of Con Forms, Ultra Tech and Gilco, including accounts receivable, inventory and property and equipment as well as certain marketable securities of Registrant. The Credit Agreement contains covenants customary in such arrangements, including maintenance of certain financial ratios and minimum tangible net worth and limitations on capital expenditures.

The Bank Audi long-term facility is subordinated to LaSalle. In connection therewith, William Finneran, Chairman of the Board and principal shareholder of the Registrant, provided collateral to the Bank to support a guaranty of repayment by Borrowers of the principal and interest on the loan. The guaranty is limited to the collateral value. The foregoing arrangement was made by Mr. Finneran to reduce Registrant's cost of borrowed funds from that which would have been otherwise obtainable from unaffiliated "mezzanine" lenders. In consideration of his providing such collateral, Registrant issued to Mr. Finneran a ten (10) year Warrant to purchase 500,000 shares of Registrant's Common Stock exercisable at a price of $1.60 per share. At the time the transaction was negotiated, Registrant's Common Stock was quoted at approximately $4.00 per share and, on the date the Con Forms acquisition was consummated, the closing sale price for Registrant's Common Stock in the over-the-counter market was $7 1/2 per share. In approving the transaction, the Board of Directors of the Company received the opinion of Commonwealth Associates, a New York based investment banking firm, that the warrants issued to Mr. Finneran in return for the guarantee was fair, from a financial point of view, to common stockholders of the Company.

In connection with the Con Forms acquisition, Registrant entered in to agreements for the sale for investment of an aggregate of 114,933 shares of Registrant's Common Stock for a total purchase price of $862,000 to the key management personnel of Con Forms and its affiliates. In addition, Registrant granted ten (10) year options to purchase an aggregate of 167,611 shares of Common Stock exercisable at $3.00 per share to the key personnel. Such options vest fully on the first anniversary of the closing of the acquisition. On the date of the options, the closing price was $7 1/2 per share.

The acquisition, which was accounted for as a purchase, was completed on June 21, 1996 and, accordingly, the results of operations of the acquired companies for the period June 21, 1996 to September 30, 1996 are included with the Registrant. The following unaudited pro forma results of operations for the nine months ended September 30, 1996 (eight months for acquired companies) and the year ended December 31, 1995 gives the effect to the acquisition of the acquired entities as if the acquisitions had occurred at the beginning of each of the periods.

                                 	Nine (eight)        Nine (eight)
                                 	months ended       	months ended
                                 	September 30, 1996 	September 30, 1995

Pro Forma Net Sales              	$15,346,509        	$12,995,420

Pro Forma Net Income (Loss)       (384,330)           710,385

Prom Forma Net Income (Loss)
 per share                       	(.14)              	.26


Net sales for the third quarter of fiscal year 1996 increased $5,625,262, or 2600.3%, compared with the comparable period of the prior year. For the first nine months of 1996, net sales increased $6,195,225, or 957.3%, compared to the comparable period of 1995. The increase for both periods in 1996 is attributable to the inclusion of the results of operations for the acquired companies. Construction Forms, Inc. and subsidiaries net sales for the quarter ended September 30, 1996 increased 22.6% from $4,491,494 to $5,504,481 due to strong domestic and international sales at Con Forms.

As a percentage of net sales, gross profit margin for the 1996 third quarter increased to 25.0% from 13.8%. The nine month period gross profit margin increased to 25.3% from 16.2% for the comparable period in 1995. Selling, general and administrative expenses for the third quarter and first nine months ended September 30, 1996 were $1,296,159 and $1,813,895, respectively, compared to $178,220 and $548,094, respectively, for the comparable periods of the prior year. The increases are primarily attributable to the inclusion of the results of operations of the acquired companies.

The operating loss was $(81,451) for the first nine months compared to an operating loss of $(443,013) for the comparable period of 1995. The Company recorded operating income in the three months ended September 30, 1996 of $161,652 compared to an operating loss of $148,412 in 1995.

The Company achieved a $3,444,713 realized gain in trading securities for the nine months ended September 30, 1996. Unrealized losses were $3,596,444 for the first nine months. Most of the realized gains and unrealized losses relate to Glenayre, Inc. stock holdings. The net loss in trading securities of $151,731 compared to last year's net gain of $4,518,486 accounts for the major change in pre-tax income.

The Company recorded a tax benefit of $286,635 for the nine months ended September 30, 1996, which represents the estimated annual effective rate of 40 % applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

The net loss of $(330,036) or $(.12) per share for the third quarter of 1996 was a decrease of $1,365,650, compared to net income of $1,035,614 or $.46 per share for the comparable period of the prior year. Net loss of $(410,087) or $(.17) per share for the first nine months of 1996 was a decrease of $2,867,409, compared to net income of $2,457,322 or $1.09 per share for the comparable period of the prior year.

The Company generated $4,476,698 in cash from operations during the first nine months of 1996 compared to $128,457 during the first nine months of 1995. The difference is attributable to the sale of trading securities used in the acquisition of the Con Forms Stock. The Company used $19,050,993 in cash to acquire the stock and $16,540,000 was provided from the issuance of debt. The result was a decrease in cash and cash equivalents of $1,058,545 in 1996 compared to a net increase of $205,552 in 1995.


Liquidity and Capital Resources

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash, cash equivalents, investments and existing bank credit lines. Proposed capital expenditures for the remainder of the fiscal year 1996 are expected to total approximately $300,000.

Additionally, at September 30, 1996 the working capital ratio (i.e., the ratio of total current assets to total current liabilities) was 4.2:1. At December 31, 1995, the working capital ratio was 5.7:1.




PART II OTHER INFORMATION

Item 6
Exhibits and Reports on Form 8-K

The Company reported the acquisition of the Con Forms Stock on Form 8-K (dated July 8, 1996) and Form 8-K/A (dated September 6, 1996). Form 8-K/A included the audited combined balance sheets of Construction Forms, Inc. and subsidiaries and JABCO, LLC as of January 31, 1996 and 1995, and the related combined statements of earnings, equity and cash flows for each of the three years in the period ended January 31, 1996.





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                EDISON CONTROL CORPORATION
                                                (Registrant)

Date:  November 1, 1996                         Mary E. McCormack
                                                (Chief Executive Officer)

Date:  November 1, 1996                         Jay R. Hanamann
                                                (Chief Financial Officer)