Form 10-Q/A
period 1996-09-30
EDISON CONTROLS CORP
filed 1996-11-14
CIK 795968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

AMENDMENT TO FORM 10-Q DATED NOVEMBER 5, 1996

PURSUANT TO SECTION 13 OR 15(d)	OF THE SECURITIES EXCHANGE ACT OF 1934

EDISON CONTROL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2716367
(IRS Employer Identification No.)

W60 N151 Cardinal Avenue
PO Box 326
Cedarburg, WI
(Address of principal executive offices)

53012
(Zip Code)

(414) 377-6565
(Registrant's telephone number, including area code)

140 Ethel Road West
Piscataway, NJ  08854
(Former name, former address and former fiscal year, if changed since last report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EDISON CONTROL CORPORATION
(Registrant)


Date:  November 1, 1996
/s/ Mary E. McCormack
Mary E. McCormack
(Chief Executive Officer)


Date:  November 1, 1996
/s/ Jay R. Hanamann
Jay R. Hanamann
(Chief Financial Officer)