Form 10-K
period 1997-01-31
EDISON CONTROLS CORP
filed 1997-04-29
CIK 795968

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number 0-14812

EDISON CONTROL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey                                              22-2716367
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

W60 N151 Cardinal Avenue                             53012-0326
PO Box 326                                           (Zip Code)
Cedarburg, Wisconsin
(Address of  principal executive offices)

Registrant's telephone number, including area code:
414-377-6565

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
Common stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 1997 was $6,011,496.

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of March 31, 1997:   2,275,933 shares of common stock,
                                     par value $.01 per share.


Documents Incorporated by Reference

1. Portions of Edison Control Corporation's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Form 10-K.
2.  Portions of Edison Control Corporation's Notice of Annual Meeting and
    Proxy Statement for the Registrant's 1997 Annual Meeting scheduled to be held on June 10, 1997 are incorporated by reference into Part III of this Form 10-K.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the data of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 1.  Business

Edison Control Corporation ( the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. Until June 21, 1996, the principal operating business was involved in the design, development, manufacture and sale of electronic fault indicators. On June 21, 1996, the Company purchased, from unaffiliated persons, all of the issued and outstanding stock of Construction Forms, Inc.("ConForms"), CF Ultra Tech, Inc.("Ultra Tech") and CF Gilco, Inc.("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC. On October 31, 1996, the Company sold certain net assets of the electronic fault indicators business to the manager of that operation. In order to conform the Company's fiscal year to that of ConForms and its affiliates, the Company changed its fiscal year from a calendar year to a year ended January 31, resulting in a one-month transition period in 1996.

The Company conducts its business through its subsidiaries.   ConForms, the
Company's principal operating unit, designs, manufactures and distributes concrete pumping systems and accessories. Ultra Tech is engaged in the manufacturing and marketing of abrasion resistant piping systems. Abrasion resistant hardened pipe is used extensively in mining, pulp and paper mills, waste water treatment plants and coal-fired electric utility plants, as well as in concrete pumping applications. Gilco is engaged in the manufacturing and marketing of a broad line of concrete, utility and mortar/plaster mixers for a broad segment of industries.

ConForms

Most of ConForms' manufacturing operations and all of its administrative functions are located at the Company's 53,000 square foot headquarters in Cedarburg, Wisconsin, which is approximately 17 miles north of Milwaukee. ConForms operates two branch warehouses for light manufacturing and distribution of its products. One warehouse is located in Gardena, California and the other is located in Newport, Wales, United Kingdom. ConForms also owns a 50% interest in South Houston Hose Company, a Houston, Texas based distributor of concrete pumping accessories, industrial hoses and a variety of fittings for other markets.

ConForms produces a standardized line of concrete pumping components and accessories compatible with many different types of concrete pumps in order to be in a position to provide concrete pumpers and distributors with a complete, high quality line of components and accessories priced lower than if each component was purchased individually. ConForms believes that a pumping system designed as a package helps improve the reliability and output of the pump.

In the 1970s, as concrete pumps became more reliable, available and acceptable in the United States as the most efficient method of placing concrete; ConForms worked closely with pump manufacturers and contractors to develop better engineered products for the rapidly changing industry. The Company believes that industry standards were largely established around ConForms' designs. ConForms' objective was to provide high quality components and a superior level of service to stay at the forefront of the concrete pumping market. As ConForms continued to grow utilizing quality engineering, patent protection, tooling and fixtures, manufacturing methods and distribution, it became difficult for smaller manufacturers to match ConForms' total service level. The Company believes this strategy has allowed ConForms to increase its market share to over 50% of the North American market.

ConForms manufactures concrete pumping systems and accessories for many applications, including use in high rise construction, airport and parking structures, and bridge and tunnel construction. In addition, ConForms' products are used extensively on mobile, truck-mounted concrete pumps equipped with articulating booms. Because of the inherent abrasiveness of concrete being conveyed under pressure, ConForms' products need to be replaced periodically and the end-user usually contacts ConForms or a distributor for high-quality, in-stock replacement components.

ConForms manufactures over 7,000 finished products, although approximately 500 products constitute approximately 80% of ConForms' sales. To its knowledge, ConForms is the only complete source of system components and accessories needed to pump and place concrete. ConForms' products include straight pipe sections in a variety of lengths, diameters, wall thicknesses, degrees of hardness, and fittings. In addition, ConForms' products include couplings, reducers, bends, elbows and valves in various sizes and styles. Specially-made rubber hose in a variety of sizes and configurations is included in ConForms' product base. The line also includes equipment which is tailor-made for particular applications, such as bridge-deck spreaders, krete-placers, hydraulic diversion discharge valves and customized equipment used in tunnel construction.

Marketing

ConForms' products, which account for approximately 70% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. Approximately 95% of all orders are received over the telephone.

Export sales accounted for approximately 22.0% of ConForms' business for the year ended January 31, 1997, compared to 18.6% in the prior year.
International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of concrete pump manufacturers (15%), pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (40%), dealers (25%), pumping contractors (10%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (10%).

No customer exceeded 10% of the Company's consolidated sales for the year ended January 31, 1997.

Competition

ConForms competes with a number of manufacturers in the concrete pumping components and accessories industry. However, the Company believes that this competition is very fragmented, with most competitors offering a limited selection of concrete pumping components and mainly selling against ConForms on price. ConForms competes by providing a complete line of products, quality, first class service and engineering assistance. Moreover, the Company believes that ConForms' patents, manufacturing methods and inventory stocking strategy provide it with a competitive advantage. Pump manufacturers also compete by actively promoting their internal wear parts and piping systems. Also, some customers develop their own in-house capability to produce some of the products.

Miscellaneous Data

Principal manufacturing operations include machining, welding, burning, bending, heat-treating, painting, sawing, hose coupling, assembly and fixture and tool making.

Raw materials principally include steel pipe and tubing, rubber hose and castings. ConForms has long-term relationships with a select group of suppliers to control costs and ensure material quality and availability. ConForms does not have any written contractual agreements with any of its suppliers.

The business has marginally lower sales volume in the fourth quarter; however working capital requirements are not significantly impacted. Terms of sale are generally net 30 days.

ConForms has several patents and trademarks; only one, the method of heat-treating pipe with a wall thickness of under .200 inches, is considered of significant importance to the Company.

As of March 31, 1997, ConForms order backlog was approximately $800,000, all of which should be completed prior to the end of the current fiscal year. Backlog data for the end of the prior year is not available.

Ultra Tech

Ultra Tech was formed in 1989 to help assure ConForms an in-house supply of the highest quality induction-hardened pipe for its concrete pumping systems. The Company believes pipe hardened to 600 Brinell (trade name UT600) will typically last 3 to 4 or more times longer than non-hardened pipe. Since its formation, Ultra Tech has attempted to establish its own identity in many other markets, primarily throughout the United States, including the mining industry to carry phosphate and coal slurries, the pulp and paper industry for various slurry mixes, the power industry to convey fly ash and coal and the waste treatment industry to convey sludge.

Ultra Tech has developed a line of hardened pipe products available in varying diameters, lengths and configurations which prolong the life of a piping system, regardless of particular wear characteristics found in the pumping system. The Company uses low alloy steel pipe, advanced heat-treating technology and metallurgical principles to produce both UT600 induction-hardened pipe and UT500 quenched and tempered pipe. Both of these products have a hard, abrasion resistant inner wall and a more ductile outer layer.
For pure abrasion applications, UT600 provides outstanding wear resistance. UT600 induction-hardened pipe is made from a raw steel pipe of a proprietary chemistry. The pipe is induction heated, then water quenched on the inner wall. The result is a pipe which has an inside hardness of 55 to 65 Rockwell and an outside hardness of 20 to 30 Rockwell. In applications involving impact or shock loading, the stress relieved UT500 offers more ductility while maintaining a hard inner wear surface.

In August 1995, Ultra Tech began production at a new 43,000 square foot state-of-the-art induction-hardening plant owned by its affiliate, JABCO, LLC in Port Washington, Wisconsin. Port Washington is approximately 25 miles north of Milwaukee, and 10 miles from Cedarburg. Ultra Tech's new building and equipment should allow it to expand both the abrasion resistant pipe market and its share in that market. Ultra Tech's new equipment increases the size range of pipe it can process from 24 inches to 40 inches in diameter and reduces processing time by approximately 50%.

Marketing

Ultra Tech products, which account for approximately 15% of the Company's sales, are marketed through Company sales and marketing personnel, six independent sales representatives and distributors. Regular advertising is placed in various trade journals.

Ultra Tech's export sales for the year ended January 31, 1997 accounted for approximately 7.4% of net sales, compared to 1.3% in fiscal 1995.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Secondary influence is felt in the processing industries such as dredging, foundries, steel, cement, sludge and grain handling. However, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1997.

Competition

There are a number of competitors in the piping industry, including mild steel, duplex steel, plastic pipe, rubber lined pipe, basalt lined pipe, ceramic
lined pipe and cast alloy pipe.   Ultra Tech is one of only three North
American competitors in the manufacturing of hardened pipe. Ultra Tech relies on its efficient manufacturing processes, superior value, quality and engineering assistance to compete.

Miscellaneous Data

Principal manufacturing operations include machining, welding, burning, bending, heat-treating and sawing.

Raw materials principally include steel pipe in lengths up to 50 feet and diameters from 2 1/2 to 40 inches. Ultra Tech does not have any written contractual agreements with any of its suppliers. Raw materials are readily available from various sources.

Ultra Tech's business is not seasonal. Working capital requirements may be significant depending on the size of the order. Terms of sale are generally net 30 days.

Ultra Tech does not depend on patents and trademarks.

As of March 31, 1997, Ultra Tech's order backlog was approximately $190,000, all of which is to be completed prior to the end of the current fiscal year. Backlog data for the end of the prior year is not available.

Gilco

In 1989, ConForms acquired the assets of the mixer division of the Gilson Brothers Company, a well-known manufacturer of construction and utility mixers. This acquisition allowed ConForms to diversify and expand its product line and market base in the concrete construction equipment industry. Gilco is engaged in the design, manufacture and marketing of utility, concrete and mortar/plaster mixers. Gilco's product lines include mortar/plaster mixers with capacities of six to twelve cubic feet, concrete mixers with capacities of one and one-half to nine cubic feet and non-tilt mixers with capacities of six to sixteen cubic feet.

Gilco's mixers are built to maintain high production with the densest mixes in the toughest conditions. The mixers feature a square paddle shaft, steel blades/adjustable wipers and a reinforced tubular steel frame. They also feature a dual-belt drive and a completely enclosed extra heavy duty gear drive with automotive style clutch or a fully-automatic hydraulic transmission. Gilco's new polyurethane liners can be ordered across all mixer lines.
Mixers are driven by gas-powered engines or electric motors.

Gilco occupies a 50,000 square foot factory owned by the Company in Grafton, Wisconsin. Grafton is approximately 20 miles north of Milwaukee and 5 miles from Cedarburg.

Marketing

Gilco markets its products, which account for approximately 13% of the Company's sales, through two inside sales personnel, direct mail, trade magazine advertisements and referrals. This is in addition to its existing distributor and retail channels. Gilson mixers are positioned at the high quality, high price end of the market.

Gilco's export sales accounted for approximately 5% of Gilco's net sales volume during the year ended January 31, 1997, compared to 2.4% in the prior year.

Customers

Approximately 40% of Gilco's sales are to construction equipment dealers. Another 25% is sold direct to masons, plasterers, general contractors and other end users. Retail outlets account for about 30% of Gilco's business. The remaining 5% is sold to government agencies, rental yards, and other equipment manufacturers.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1997.

Competition

Gilco has a few large competitors along with several competitors of similar size. While a few are only involved with mixers, most have a line of additional and some-what related construction equipment products. Gilco competes on the basis of its high quality.

Miscellaneous Data

Principal manufacturing operations include metal fabricating, welding, burning, bending, assembly and painting.

Raw materials principally include sheet metal, steel, castings, tires and engines. Gilco does not have any written contractual agreements with any of its suppliers. All raw materials are readily available.

The business is seasonal with slightly lower sales volume in the fourth quarter; however, working capital requirements are not significantly affected. Terms of sale are generally net 30 days.

Gilco's patents and trademarks are not material to Gilco's business.

As of March 31, 1997, Gilco's order backlog was approximately $95,000, all of which is to be shipped during the current fiscal year. Backlog data for the end of the prior year is not available.

General Matters

Research and development expenditures are a part of the engineering department's budget. The estimated total amount spent on research and development during the year ended January 31, 1997, the one-month transition period ended January 31, 1996, and the years ended December 31, 1995 and 1994 totaled approximately $190,000, $6,000, $43,000 and $32,000, respectively, and are expensed as incurred.

The Company believes that compliance with federal, state and local environmental regulation will not require significant capital expenditures or materially affect future earnings in 1997.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Foreign Operations

Information on foreign operations is incorporated by reference to footnote 15 of the consolidated financial statements in the 1996 Annual Report.

Employees

As of January 31, 1997, the Company had 109 active full-time employees.


Item 2.  Properties

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 1997:

                   Square feet of
Location		         Floor Space    		Description and Principal Use
Cedarburg, WI (1)		53,000	         	One-story, masonry and metal-clad, steel
                                    frame office and manufacturing facility
                                    on 6.5 acres	used mainly for ConForms'
                                    manufacturing and all	office personnel.

Grafton, WI (1)			 42,000	         	One and part two-story, masonry and
                                    metal-clad,	steel and wood framed office
                                    and manufacturing	facility on 2.2 acres
                                    used mainly for manufacturing Gilco and
                                    Ultra Tech products.

Port Washington,
  WI (1)         		48,000	         	One-story and partial mezzanine, masonry
                                    and metal-clad, steel frame office and
                                    manufacturing facility on 8 acres used
                                    mainly for manufacturing Ultra Tech
                                    products.

Gardena, CA (2)		 	10,000		         One-story office and manufacturing
                                    facility used for	the distribution and
                                    light manufacturing of ConForms products.

Newport, Wales, United
  Kingdom (3)    		10,000          	One-story office and manufacturing
                                    facility used for the distribution and
                                    light manufacturing of ConForms	products.

New York, NY (4)		 500              Executive office.
_________
(1)  The Company owns these facilities.  All these facilities are mortgaged under the debt agreements.
(2)  The Company leases this facility. The lease expires November 31, 1998.
(3)  The Company leases this facility. The lease expires October 31, 1998.
(4)  The Company leases this facility on a month-to-month basis.


The Company believes that all of its facilities are in good condition and are adequate for their intended uses.

Item 3.  Legal Proceedings

There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


Part II

Item 5.  Market for the Company's Stock and Related Stockholder Matters

The Company's Common Stock trades in the over-the-counter-market (NASDAQ
Symbol: EDCO). The following table sets forth the high and low bid quotation for the calendar quarter/month shown. The prices quoted represent prices between dealers in securities without adjustments for mark-ups, mark-downs or commissions and do not necessarily reflect actual transactions.

              1995
Quarter	     	High    		Low
1st         		5.25     	4.75
2nd	         	5.75     	4.75
3rd	         	5.50    		4.75
4th	         	5.25     	4.50


             1996
Quarter	    	High      	Low
1st	         5.25       3 51/64
2nd          9.00       4.00
3rd          7.625      4.00
4th          5.75       3.50

             1997
Month		      High      	Low
January      4.625      4.50

The approximate number of stockholders of record of the Company's $.01 par value common stock as of January 31, 1997 was 38.

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

The following information for this Part II is incorporated by reference to the Company's 1996 Annual Report to Shareholders, as follows:

Item  	Caption		                     	 Information Incorporated by Reference to:
6.    	Summary of Selected Financial
       Data                           	Annual Report, page 7

7.    	Management's Discussion and
      	Analysis of Financial Condition
      	and Results of Operations        Annual Report, pages 4 - 6

8.    	Audited Financial Statements and
       Supplemental Data                Annual Report, pages 8 - 28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company had no disagreements with its accountants during the last year. The Company engaged Deloitte & Touche LLP, ConForms' auditors, on November 15, 1996. All information relating to such change in accountants is incorporated by reference to the Company's Form 8-K dated November 15, 1996.


Part III

Item 10.  Directors and Executive Officers of the Registrant

At January 31, 1997, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the stockholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

               							  	                                      	First
Name				              	Office        	                         	Elected  Age
William B. Finneran		  Chairman of the Board and Director	      1991     55

Jay J. Miller		        Director                               		1991     64

John J. Delucca	     		Director	                            				1991	    53

Mary E. McCormack      President, Chief Executive Officer	      1995     43
                   				and Director

Alan J. Kastelic		    	President and Chief Executive Officer
                   				of Construction Forms, Inc.	            	1996  	  53

Jay R. Hanamann     			Secretary, Treasurer and Chief Financial	1996     37
                       Officer

William B. Finneran is a Managing Director of Oppenheimer & Co., Inc., an
investment banking firm, and has been employed with them since 1972.   Mr.
Finneran is a Director of National Planning Association, a non-profit advisory board and Covenant House, a non-profit charitable institution.

Jay J. Miller has been a practicing attorney in the State of New York for more than thirty years. Mr. Miller is Director of Total-Tel USA
Communication, Inc., a provider of long distance telephone service; Vestro Natural Foods, Inc., a specialty food manufacturer and distributor; and AmTrust Pacific Ltd., a New Zealand real estate company.

John J. Delucca is Senior Vice President and Treasurer of RJR Nabisco. Mr. Delucca was Chief Financial Officer of the Hascoe Association, a private investment company from January 1991 to September 1993, President and Chief Financial Officer for The Lexington Group from October 1990 to January 1991, Senior Vice President of Finance and Managing Director of the Trump Group from May 1988 to October 1990, and Senior Vice President of Finance for International Controls Corporation from April 1986 to May 1988. Mr. Delucca is a director of Enzo Biochem, Inc., a genetic research/testing company.

Mary E. McCormack was appointed President and Chief Executive Officer of the Company on February 1, 1995. Prior to joining the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances, and the Junior League of Central Westchester, a non-profit charitable institution.

Alan J. Kastelic was appointed President and Chief Executive Officer of Construction Forms, Inc. on June 21, 1996 when this Company was acquired by the Company. Mr. Kastelic had previously been Executive Vice President and Chief Operating Officer of Construction Forms, Inc. which he joined in 1977. Prior to joining Construction Forms, Mr. Kastelic was Manufacturing Manager at Badger Dynamics and Chief Cost Accountant, Material Control Manager and Manager of Manufacturing at the PCM division of Koehring Corporation.

Jay R. Hanamann was appointed Treasurer and Chief Financial Officer on July 1, 1996. Mr. Hanamann is the Chief Financial Officer of Construction Forms, Inc. and subsidiaries. He has served in various financial and management functions with ConForms since July 1990. From 1981 to 1990, he was employed by the international accounting firm of Deloitte & Touche LLP.

Certain other information is incorporated by reference into this Form 10-K from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 11. Executive Compensation

All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Information related to William B. Finneran's Warrant and the stock purchases by and option plan issued to Alan J. Kastelic and Jay R. Hanamann is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 8 through 28 of the Company's 1996 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2)  Financial Statement Schedules:

Schedules not included have been omitted because they are either not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

During the fourth quarter, the Company changed independent public accountants and reported the change in a Form 8-K dated November 15, 1996, which is incorporated herein by reference.

(c)  Exhibits:

The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Mary E. McCormack
     	Mary E. McCormack
      President and Chief Executive Officer (Principal Executive Officer)
     	April 25, 1997

By:   /s/ Jay R. Hanamann
     	Jay R. Hanamann
      Secretary, Treasurer and Chief Financial Officer
      (Principal Financial and Accounting Officer)
      April 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

/s/ William B. Finneran
William B. Finneran
Chairman of the Board and Director
April 25, 1997

/s/ Mary E. McCormack
Mary E. McCormack
President, Chief Executive Officer, and Director
April 25, 1997

/s/ Jay J. Miller
Jay J. Miller
Director
April 25, 1997

/s/ John J. Delucca
John J. Delucca
Director
April 25, 1997

EXHIBIT INDEX

Exhibit 	Description
No.
3.1	    	Certificate of Incorporation filed June 18, 1986 (incorporated by
         reference to the	Company's Registration Statement on Form S-18 (File
         No. 33-6736-NY) filed on	June 24, 1986).

3.2    		By-laws of the Company (incorporated by reference to the Company's
         Registration	Statements on Form S-18 (File No. 33-6736-NY) filed on
         June 24, 1986).

4.1    		Master Credit Agreement dated June 21, 1996 between Construction
         Forms, Inc.,	CF Ultra Tech, Inc., CF Gilco, Inc., and LaSalle
         National Bank (incorporated by	reference to the Company's Form 8-K
         dated July 8, 1996).

4.2	    	Loan Agreement dated June 21, 1996 between Construction Forms, Inc.,
         CF Ultra	Tech, Inc., CF Gilco, Inc., and Bank Audi USA (incorporated
         by reference to the	Company's Form 8-K dated July 8, 1996).

10.1	*  	1986 Stock Option Plan of Company (incorporated by reference to the
         Company's	Registration Statement on Form S-18 (File No. 33-6736-NY)
         filed June 24, 1986).

10.2	*  	Stock Warrant issued to William Finneran (incorporated by reference to
         the	Company's 1997 Proxy Statement Exhibit 2).

10.3	*  	Employment Agreement dated February 1, 1995 between the Company and
         Mary E.	McCormack (incorporated by reference to the Company's Form
         10-K dated March	27, 1996).

10.4		   Stock and Unit Purchase Agreement dated June 21, 1996 by and among
         Registrant,	Construction Forms Acquisition Inc. and the Shareholders
         of Construction Forms, Inc.,	CF Gilco, Inc., and JABCO, LLC
         (incorporated by reference to Form 8-K dated July	8, 1996).

10.5	*  	Employment Agreement dated June 21, 1996 between the Company and
         Alan J. Kastelic.

10.6	*  	Employment Agreement dated June 21, 1996 between the Company and Jay
         R.	Hanamann.

10.7	*  	Stock Option Plan dated June 21, 1996 between the Company and Alan J.
         Kastelic.

10.8	*  	Stock Option Plan dated June 21, 1996 between the Company and Jay R.
         Hanamann.

13.	    	Pages from 1996 Annual Report to shareholders which are incorporated
         by reference to	Form 10-K.

16.		    Letter regarding change in certifying accountant (incorporated by reference to the Company's Form 8-K dated November 15, 1996).

21.    		Subsidiaries of Edison Control Corporation.

23.	    	Consent and Opinions of Independent Auditors.

27.	    	Financial Data Schedule.

99.    		Definitive Proxy Statement for 1997 Annual Meeting of Shareholders
         (to be filed within 120 days of January 31, 1997).

	*	Represents a management compensation plan.