Form 10-Q
period 1997-04-30
EDISON CONTROLS CORP
filed 1997-06-13
CIK 795968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended  April 30, 1997

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number  0-14812

EDISON CONTROL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey							                   	22-2716367
(State or other jurisdiction of						(IRS Employer
incorporation or organization)						Identification No.)

W60 N151 Cardinal Avenue
PO Box 326
Cedarburg, WI 53012-0326
(Address of principal executive offices)
(Zip Code)

(414) 377-6565
(Registrant's telephone number, including area code)

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

Common Stock, $.01 par value:  2,275,933 as of May 31, 1997

EDISON CONTROL CORPORATION AND SUBSIDIARIES
INDEX

                                             Exhibit Reference
                                             or Form 10-Q
                                             Page Number
Part I Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets					            	10-Q, Pages 2 & 3
	April 30, 1997 (Unaudited) and
	January 31, 1997

Consolidated Statements of Operations	    			10-Q, Page 4
	Three months ended April 30,
	1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows		    		10-Q, Pages 5 & 6
	Three months ended April 30,
	1997 and 1996 (Unaudited)

Notes to Consolidated Financial Statements			10-Q, Pages 7 & 8
	(Unaudited)

Item 2 Management's Discussion and Analysis of			10-Q, Pages 8 & 9
	Operations and Financial Condition

Part II Other Information

Item 6 Exhibits                       							10-Q, Page 9 and
								                                    	Exhibit Index

PART I.
Item 1
Financial Statements


EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 1997 and January 31, 1997
                                    April 30,      January 31,
                                      1997           1997
	                                 	(Unaudited)
ASSETS
Current Assets:
	Cash and cash equivalents          	$ 769,242       $ 772,008
	Investments                         	 284,000       	 284,000
	Trading securities                 	3,946,663      	4,751,688
	Trade accounts receivable, net     	3,342,495      	2,713,308
	Receivable from affiliates            	74,826        	156,035
	Inventories, net                   	5,153,612      	5,316,948
	Prepaid expenses and other assets    	195,852        	197,576
	Deferred compensation                	109,995        	298,558
	Deferred financing costs             	983,333        	983,333

     Total current assets          	14,860,018     	15,473,454

Investment in and advances             340,054        	340,054
     to affiliate

Other Assets:
	Prepaid pension                      	358,018        	385,021
	Deferred financing costs           	1,126,735      	1,372,570
	   Total other assets              	1,484,753      	1,757,591

Property, plant and equipment, net  	7,008,868      	7,077,228

Goodwill (net of amortization)      	9,096,768      	9,154,833

Organizational/finance costs (net of
  amortization)                       	235,375        	256,945

TOTAL ASSETS                      	$33,025,836     $34,060,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Trade accounts payable	          $ 1,335,050      $   868,088
	Accrued compensation                	399,797         	606,010
	Taxes other than income taxes	        50,679          	38,119
	Other accrued expenses              	577,381         	529,896
	Income taxes payable                 	61,342           	9,077
	Deferred income tax                       	0         	245,000
	Deferred compensation               	754,250         	754,250
	Current maturities on long-term debt	868,844         	868,844
	   Total current liabilities      	4,047,343       	3,919,284

Long-term debt, less current
 maturities                       	15,259,362       16,038,580

Deferred income taxes                	396,000         	501,000

TOTAL LIABILITIES                 	19,702,705      	20,458,864

Stockholders' Equity:
Preferred stock, $.01 par value:
 1,000,000 shares authorized,
 none issued                                0               	0
Common stock, $.01 par value:
 10,000,000 shares authorized,
 issued and outstanding 2,275,933
 shares                                22,759          	22,759
Additional paid-in-capital        	10,016,435      	10,016,435
Retained earnings                  	3,139,566       	3,453,331
Foreign currency translation
 adjustments                         	144,371         	108,716

TOTAL STOCKHOLDERS' EQUITY        	13,323,131       13,601,241

TOTAL LIABILITIES AND EQUITY     	$33,025,836     	$34,060,105

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 1997 AND 1996
(Unaudited)

                             			      	1997          1996
NET SALES	                            	$5,707,231   	$261,111
COST OF GOODS SOLD		                    3,634,752     193,340

GROSS PROFIT                    		      2,072,479      67,771

OTHER OPERATING EXPENSES:
	Selling, engineering and
	  and administrative expenses		        1,130,771     186,011
	Stock option amortization	              	188,563           0
	Goodwill and organizational/
	  finance cost amortization	             	79,635           0
	        Total other operating expenses 1,398,969     186,011

OPERATING EARNINGS (LOSS)	               	673,510    (118,240)

OTHER EXPENSE (INCOME):
Interest expense		                        276,498           0
Realized losses(gains) on trading
	securities		                             195,688     (982,050)
Unrealized losses on trading
	securities                             		436,900  	   480,695
Stock warrant amortization	              	245,835            0
Miscellaneous	                            	12,314       11,633
 	        Total other expense (income)	 1,167,235     (489,722)

(LOSS) EARNINGS BEFORE INCOME
  TAXES (CREDIT)	               	        (493,725)     371,482

INCOME TAXES (CREDIT)          		        (179,960)     149,000

NET (LOSS) EARNINGS             		      $(313,765)    $222,482

Net (loss) earnings per share               $(.14)        $.10

Average common shares and
   common share equivalents              2,275,933    2,197,506

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 30, 1997 AND 1996
(Unaudited)

		                                     1997      		1996
Net (loss) earnings                   	$(313,765) 	$222,482

Adjustments to reconcile net (loss) earnings  to net cash
provided by operating activities:
	Depreciation and amortization          	682,886     	7,340
	Provision for doubtful accounts         	34,958         	0
	Realized loss (gain) on sales of
 trading securities                     	195,688  	(982,050)
	Unrealized loss on trading securities  	436,900   	480,695
	Purchases of trading securities     	(1,006,875)	(4,270,181)
	Proceeds from the sale of
 trading securities                   	1,179,312  	5,816,930

Changes in assets and liabilities:
	Accounts receivable	                  (664,145)    	(70,052)
	Receivable from affiliate              	81,209           	0
	Inventories	                           163,336     	(23,477)
	Prepaid expenses and other assets      	28,727      	(4,450)
	Trade accounts payable	                466,962      	22,142
	Accrued compensation                 	(206,213)      	1,083
	Taxes other than income taxes          	12,560           	0
	Accrued expenses	                       47,485       	3,162
	Deferred income taxes	                (297,000)   	(192,000)
	Income taxes payable	                     (735)	   (339,033)

	   Total adjustments                	1,155,055     	450,109

NET CASH PROVIDED BY
	OPERATING ACTIVITIES                  	841,290     	672,591

Cash flows from investing activities:
	Additions to plant and equipment     	(100,493)     	(2,391)
	Proceeds from sale of equipment             	0           0

NET CASH (USED IN) INVESTING
	ACTIVITIES                           	(100,493)     	(2,391)

Cash flows from financing activities:
	Proceeds from issuance of long-term debt	    0	           0
	Principal payments on long-term debt  	(779,217)         	0
	Proceeds from issuance of Common Stock      	0           	0
	Stock options exercised                     	0           	0

NET CASH (USED IN) PROVIDED BY
	FINANCING ACTIVITIES                  	(779,217)         	0

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                            	35,655          	0

NET (DECREASE) INCREASE IN CASH
	AND CASH EQUIVALENTS                     (2,765)   	670,200

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD                    	772,008    	598,931

CASH AND CASH EQUIVALENTS,
	END OF PERIOD                        	$ 769,242 	$1,269,131


Supplemental disclosure of cash flow information:

Cash paid during the period for
 income taxes                          	$117,775   	$680,033
Cash paid during the period for interest	261,601          	0

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ending
April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1997.


Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of four operating units. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and papaer, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers. JABCO primarily leases property and equipment to Ultra Tech.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates of exchange prevailing during the year. Adjustments resulting from the translation of financial statements of the foreign operations are included as foreign currency translation adjustments in the equity section of the accompanying consolidated balance sheets.

Net (Loss) Earnings Per Common Share and Common Share Equivalents - Net
(loss) earnings per common share and common share equivalents is computed based upon the weighted average number of common shares and common share equivalents (stock options and warrants) outstanding during the year. Common share equivalents from dilutive stock options and warrants were calculated using the treasury stock method. Common share equivalents (stock options and warrants) are antidilutive for the period ended April 30, 1997.

Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" was issued in 1995. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 as allowed by SFAS No. 123.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company is currently in the process of evaluating the accounting and disclosure effects of the Statement, which is required to be adopted in the fourth quarter of fiscal 1997.

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition

On June 21, 1996, the Company purchased all of the issued and outstanding stock of Construction Forms, Inc. and subsidiaries for an aggregate cash consideration of approximately $20,550,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of the acquisition. Resultant goodwill is being amortized over 40 years.

Net sales for the quarter ended April 30, 1997 increased  $5,446,120 to $5,707,231 when compared with the same period of the prior year.
The increase is attributable to the inclusion of the results of operations of the acquired companies. Construction Forms, Inc. and subsidiaries net sales for the quarter ended increased 6.3% from $5,368,988 to $5,707,231 due to increased domestic volume at ConForms and Ultra Tech.

As a percentage of net sales, gross profit margin for the quarter increased to 36.3% from 26.0%. Selling, general and administrative expenses for the quarter were $1,130,771 compared to $186,011 for the prior year. These increases are primarily attributable to the inclusion of the results of operations of the acquired companies. Gross profit percent of Construction Forms, Inc. and subsidiaries increased to 36.3% from 30.1% due to better pricing on Ultra Tech sales. Selling, engineering and administrative expenses of the acquired companies decreased to $990,502 compared to $1,216,802 for the same period last year. This was mainly due to the decrease in personnel wages and benefits from the quarter ended April 30, 1996.

Interest expense increased to $276,498 for the quarter ended April 30, 1997 compared to $0 for the quarter ended April 30, 1996. This change related to the debt incurred on the acquisition.

The net loss on trading securities of $632,588 compared to last year's net gain of $501,355 accounts for the major change in pre-tax income. A major reason for the decrease was related to the decline in the market value of Glenayre Technologies, Inc.

The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $514,033 for the quarter compared to $0 for the prior quarter.

The Company recorded a tax benefit of $179,960 for the three months ended April 30, 1997, which represents the estimated annual effective rate of 36.5% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

The net loss of $313,765, or $.14 per share, for the first quarter of 1997 was a decrease of $536,247, compared to net income of $222,482, or $.10 per share, for the comparable period of the prior year. This change is principally due to the net loss on trading securities and the amortization of the non-cash charges described above.

Liquidity and Capital Resources

The Company generated $841,290 in cash from operations during the first three months of 1997. The Company used $100,493 in cash to acquire capital equipment and $779,217 in cash to pay back long-term debt. The result was a net decrease in cash and cash equivalents of $2,765 for the first quarter compared to a net increase of $670,200 in last year's quarter. The difference is attributable to the change in the balance sheet composition as a result of the acquisition.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash, cash equivalents, investments and existing bank credit lines. Proposed capital expenditures for the remainder of the fiscal year 1997 are expected to total approximately $400,000.

Additionally, at April 30, 1997, the Company's current ratio was 3.7:1. At January 31, 1997, the current ratio was 3.9:1. Required minimum principal payments for the year are approximately $869,000.

PART II.
Item 6.
Exhibits
The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EDISON CONTROL CORPORATION
                                      (Registrant)

Date:  June 6, 1997	                  /s/     Jay R. Hanamann
	                                             Jay R. Hanamann
	                                     (Chief Financial Officer)


Edison Control Corporation
Exhibit Index

Exhibit No.                 Description

27.	                        Financial Data Schedule.
