Form 10-Q
period 1997-07-31
EDISON CONTROLS CORP
filed 1997-09-11
CIK 795968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q


[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended  July 31, 1997

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

Common Stock, $.01 par value:  2,275,933 as of July 31, 1997

EDISON CONTROL CORPORATION AND SUBSIDIARIES

INDEX


                                             Page Number

Part I Financial Information


Item 1 Financial Statements

Consolidated Balance Sheets					            	    Pages 2 & 3
	July 31, 1997 (Unaudited) and
	January 31, 1997

Consolidated Statements of Operations			        	Page 4
	Three and six months ended July 31,
	1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows			        	Pages 5 & 6
	Six months ended July 31,
	1997 and 1996 (Unaudited)

Notes to Consolidated Financial Statements				   Pages 7 & 8
	(Unaudited)

Item 2 Management's Discussion and Analysis of			Pages 8, 9 & 10
	Operations and Financial Condition

Part II Other Information

Item 4	 Submission of Matters to a Vote of
           Security Holders						                Pages 10 & 11

Item 6 Exhibits and Reports on Form 8-K			      	Page 11 and
									                                        Exhibit Index

PART I.
Item 1
Financial Statements

EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 1997 and January 31, 1997

	                                             July 31,     January 31,
                                           			1997	        1997
                                             (Unaudited)
ASSETS
Current Assets:
	Cash and cash equivalents                 	$    664,554   	$ 772,008
	Investments                                    	190,000     	284,000
	Trading securities	                           4,880,013	   4,751,688
	Trade accounts receivable, net	               2,839,007	   2,713,308
	Receivable from affiliates 	                     69,118	     156,035
	Inventories, net	                             5,467,042	   5,316,948
	Prepaid expenses and other assets	              175,504     	197,576
	Deferred compensation	                                0     	298,558
	Refundable income taxes	                         19,251           	0
	Deferred financing costs	                       983,333	     983,333
	   Total current assets	                     15,287,822  	15,473,454

Investment in and advances to affiliate	         360,054     	340,054

Other Assets:
	Prepaid pension	                                331,015     	385,021
	Deferred financing costs	                       880,903	   1,372,570
	   Total other assets                        	1,211,918   	1,757,591
Property, plant and equipment, net	            6,956,465   	7,077,228

Goodwill (net of amortization)	                9,038,705   	9,154,833

Organizational/finance costs (net of
  amortization)	                                 213,805	     256,945

TOTAL ASSETS	                                $33,068,769 	$34,060,105


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Trade accounts payable                    	$  1,011,557	 $   868,088
	Accrued compensation                           	561,241	     606,010
	Taxes other than income taxes	                   49,000	      38,119
	Other accrued expenses	                         592,344     	529,896
	Income taxes payable                                 	0       	9,077
	Deferred income tax                            	280,000     	245,000
	Deferred compensation	                          754,250     	754,250
	Current maturities on long-term debt           	868,844     	868,844
	   Total current liabilities	                 4,117,236   	3,919,284

Long-term debt, less current maturities      	14,480,143	  16,038,580

Deferred income taxes	                           272,000     	501,000

 TOTAL LIABILITIES	                           18,869,379  	20,458,864

Stockholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued	0	0
Common stock, $.01 par value: 10,000,000 shares
   authorized, issued and outstanding 2,275,933
   shares                                        	22,759      	22,759
Additional paid-in capital	                   10,016,435	  10,016,435
Retained earnings	                             3,989,050	   3,453,331
Foreign currency translation adjustments	        171,146	     108,716

TOTAL STOCKHOLDERS' EQUITY	                   14,199,390	  13,601,241


TOTAL LIABILITIES AND EQUITY	                $33,068,769 	$34,060,105

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX  MONTHS ENDED JULY  31, 1997 AND 1996
(Unaudited)
                        Three Months Ended       Six Months Ended
	                       	July 31,                  July 31,
                       	1997        1996         	1997    		1996
NET SALES           $5,370,762  	$2,952,444   	$11,077,993 	$3,213,555

COST OF GOODS SOLD	  3,325,648   	2,193,437     	6,960,400  	2,386,777

GROSS PROFIT	        2,045,114     	759,007      	4,117,593   	826,778

OTHER OPERATING EXPENSES:
Selling, engineering and
administrative
expenses             1,133,678     	543,084      	2,264,449   	729,095
Stock option
amortization           109,995      	78,567        	298,558    	78,567
Goodwill and organizational/
finance cost
amortization            79,635  	    21,192	        159,270    	21,192
Total other
operating expenses	  1,323,308     	642,843      	2,722,277   	828,854

OPERATING
EARNINGS(LOSS)        	721,806	     116,164      	1,395,316    	(2,076)

OTHER EXPENSE (INCOME):
Interest expense	      316,381	     146,345        	592,879    	146,345
Realized gains on
trading securities	   (418,829) 	(1,765,029)     	(223,141) 	(2,747,079)
Unrealized (gains) losses  on
trading securities	   (792,959)   	2,266,714	     (356,059)	  2,747,409
Stock warrant
amortization	           245,832     	102,427       	491,667	    102,427
Miscellaneous (income)
 expense	              (50,891)	       6,503	      (38,577)     	18,136
Total other
 (income)expense     	(700,466)     	756,960       	466,769    	267,238

EARNINGS(LOSS) BEFORE
INCOME TAXES
 (CREDIT)            	1,422,272	    (640,796)      	928,547   	(269,314)

INCOME TAXES
 (CREDIT)	              572,788	    (242,000)      	392,828	    (93,000)

NET EARNINGS(LOSS)	    $849,484   	$(398,796)     	$535,719  	$(176,314)

Net earnings(loss)
 per share	                $.31       	$(.18)         	$.19      	$(.08)

Weighted average common shares and
 common share
 equivalents         	2,773,627    	2,187,081    	2,771,127   	2,161,541

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 31, 1997 AND 1996
(Unaudited)

	                                         	1997         		1996
Net earnings(loss)                      	$   535,719   	$ (176,314)

Adjustments to reconcile net earnings(loss)  to net cash
provided by operating activities:
	Depreciation and amortization	            1,286,894       	282,123
	Provision for doubtful accounts	             57,546             	0
	Realized (gain) on sales of trading
  securities	                               (223,141)   	(2,747,079)
	Unrealized (gain)loss on trading securities(356,059)    	2,747,409
	Purchases of trading securities	          (2,416,312)  	(5,745,906)
	Proceeds from the sale of trading
 securities	                                2,867,187   	11,566,767
	Proceeds from the sale of investments        	94,000            	0
	Equity in earnings of affiliate	             (20,000)           	0

Changes in assets and liabilities:
	Accounts receivable	                        (183,245)    	(403,273)
	Receivable from affiliate	                    86,917	       43,263
	Inventories	                                (150,094)     	462,296
	Prepaid expenses and other assets	            76,078      	(12,481)
	Trade accounts payable	                      143,469      	120,213
	Accrued compensation	                        (44,769)      	76,606
	Taxes other than income taxes	                10,881       	14,228
	Accrued expenses                             	62,448      	106,869
	Deferred income taxes	                      (194,000)  	(2,006,508)
	Income taxes payable	                        (28,328)   	1,122,585

	   Total adjustments                      	1,069,472    	5,627,112

NET CASH PROVIDED BY
	OPERATING ACTIVITIES	                      1,605,191    	5,450,798

Cash flows from investing activities:
	Additions to plant and equipment	          (216,638)      	(44,460)
	Proceeds from sale of equipment	                  0             	0
	Payment for purchase of acquired
	company, net of cash acquired	                    0   	(18,914,093)

NET CASH (USED IN) INVESTING
	ACTIVITIES	                                (216,638)  	(18,958,553)


Cash flows from financing activities:
	Proceeds from issuance of long-term debt	         0   	16,540,000
	Principal payments on long-term debt	    (1,558,437)  	(2,644,722)
	Proceeds from issuance of Common Stock           	0       	95,727
	Stock options exercised	                          0            	0

NET CASH (USED IN) PROVIDED BY
	FINANCING ACTIVITIES                    	(1,558,437)	  13,991,005

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH	                                62,430       	14,389

NET (DECREASE) INCREASE IN CASH
	AND CASH EQUIVALENTS	                      (107,454)     	497,639

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD                        	772,008      	598,931

CASH AND CASH EQUIVALENTS,
	END OF PERIOD	                          $   664,554 	$  1,096,570



Supplemental disclosure of cash flow information:

Cash paid during the period
 for income taxes	                       $   615,156	$     800,224
Cash paid during the period
 for interest                                567,866      	106,014

Supplemental schedule of non-cash
   investing and financing activities:
       Stock issued under separate agreement which
          offset a portion of purchase price of
          acquired companies	            $         0 $     766,274
       Note receivable offset against purchase price
           of acquired companies        	$         0 $     332,400
       Fair value of warrants issued in connection
            with financing of acquisition	$        0	$   2,950,000

See Accompanying Notes.

EDISON CONTROL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ending July 31, 1997 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of four operating units. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers. JABCO primarily leases property and equipment to Ultra Tech.

Trading Securities - Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. The cost of securities sold is based on the first-in, first-out method.

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

Net Earnings(Loss) Per Common Share and Common Share Equivalents - Net earnings (loss) per common share and common share equivalents is computed based upon the weighted average number of common shares and common share equivalents (stock options and warrants) outstanding during the year. Common share equivalents from dilutive stock options and warrants were calculated using the treasury stock method. Common share equivalents (stock options and warrants) are antidilutive for the 1996 periods ended.

Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued in 1995. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 as allowed by SFAS No. 123.

In February 1997, the Financial Accounting Standards Board(FASB) issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". In June 1997, FASB issued SFAS
No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is currently in the process of evaluating the accounting and disclosure
effects of these Statements.   SFAS No. 128 and 129 are required to be
adopted in the fourth quarter of this year. SFAS No. 130 and 131 are required to be adopted in the first quarter of the year beginning February 1, 1998.

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which would cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the data of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

On June 21, 1996, the Company purchased all of the issued and outstanding stock of Construction Forms, Inc. and its subsidiaries for an aggregate cash consideration of approximately $20,550,000. The acquistion was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of the acquisition. Resultant goodwill is being amortized over 40 years.

Net sales for the quarter ended July 31, 1997 increased $2,418,318(81.9%) to $5,370,762 compared with the same period of the prior year. For the first six months of the year, net sales increased $7,864,438(244.7%) to $11,077,993. The increase was attributable to the inclusion of the results of operations of the acquired companies. Construction Forms, Inc. and subsidiaries' net sales for the six months ended July 31, 1997 remained flat compared to fiscal 1996; however, backlogs remain strong at ConForms and Ultra Tech and the Company's annual net sales for the year is expected to increase 11%.

As a percentage of net sales, gross profit margin increased to 38.1% for the quarter ended, and to 37.2% for the six-month period ended July 31, 1997, as compared to 25.7% in both the prior year's periods. Selling, general and administrative expenses for the quarter were $1,133,678 compared to $543,084 for the prior year. Selling, general and administrative expenses represent 20.4% and 22.7% of net sales for the six-month periods ended July 31, 1997 and 1996, respectively. These increases are primarily attributable to the inclusion of the results of operations of the acquired companies. Gross margin for Construction Forms, Inc. and subsidiaries for the six-month period ended July 31, 1997 increased to 37.2% from 29.4% due to better pricing on Ultra Tech sales and better fixed cost coverage from increased volume at ConForms. Selling, engineering and administrative expenses of the acquired companies for the six-month periods ended July 31 decreased 20.1% to $1,970,748 in 1997 compared to $2,466,527 for the same period last year. This was mainly due to the decrease in personnel wages and benefits from the previous year.

Interest expense increased to $316,381 and $592,879 for the three-and-six-month periods ended July 31, 1997 compared to $146,345 for the similar periods ended July 31, 1996. This change related to the debt incurred to finance the acquisition.

The net gain on trading securities of $1,211,788 for the quarter ended
July 31, 1997 compared to last year's net loss of $501,685 accounts for the major change in pre-tax income for the quarter ended July 31, 1997. For the six-months ended July 31, 1997, the net gain was $579,200, compared to a net loss on trading securities of $330 for the same period last year.
A major reason for the increase was related to the increase in the market value of the trading porfolio; the principal increase in market values was to Glenayre Technologies, Inc. and US Trust Corporation. Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggresive trading strategy, focusing primarily on generating near-term capital appreciation from its investment in common equity securities. Securities held in the Company's portfolio at the end of each fiscal quarter and year are reported at fair value, with unrealized gains and losses included in earnings for that period. These factors, combined with the relative size of the Company's trading portfolio, has led, and will likely continue to lead, to significant period-to-period earnings volatility dependent upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period.

The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $949,495 for the six-months ended July 31, 1997 compared to $202,186 for the prior year. Goodwill is being amortized over a 40-year period. The stock option amortization was fully amortized as of June 21, 1997. The amortization of financing costs and stock warrants will continue principally until June 21, 1999. The total amortization of these non-cash charges for the year ended January
31, 1998 is expected to approximate $1,600,000($.39 per share, net of tax).

The Company recorded tax expense of $392,828 for the six-months ended
July 31, 1997, which represents the estimated annual effective rate of 42.3% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differencs between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net earnings of $849,484 or $.31 per share, for the quarter ended July 31, 1997 were and increase of $1,248,280, compared to a net loss of $398,796 or$(.18) per share for the comparable period of the prior year. For the six months ended July 31, 1997, net earnings were $535,719, or $.19 per share, compared to a net loss of $176,314 or $(.08) per share in the prior year. This change is principally due to the operating results of the acquired companies and the net gain on trading securities.

Liquidity and Capital Resources

The Company generated $1,605,191 in cash from operations during the first six months of 1997. The Company used $216,638 in cash to acquire capital equipment and $1,558,437 in cash to pay back long-term debt. The result was a net decrease in cash and cash equivalents of $107,454 for the six months compared to a net increase of $497,639 in the prior year's first six months. The difference between the two periods was attributable to the change in the balance sheet composition of the acquisition.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash, cash equivalents, investments and existing bank credit lines. Proposed capital expenditures for the remainder of the fiscal year 1997 are expected to total approximately $300,000.

Additionally, at July 31, 1997, the Company's current ratio was 3.7:1. At January 31, 1997, the current ratio was 3.9:1. Required minimum debt principal payments for the year are approximately $869,000 and should be funded from operational cash flow.

The Company continues to explore possible acquisition opportunities to expand its core business. The Company currently anticipates that any potential acquisitions would be financed by internally generated funds, additional borrowings, or equity financing.

PART II.
Item 4.
Submission of Matters to a Vote of Security Holders
On June 10, 1997, the Company held its 1997 Annual Meeting of Shareholders. Of the 2,275,933 shares issued and outstanding, holders of 1,833,900 shares were present, represented in person or by proxy. Two matters required vote by the security holders. First, Robert L. Cooney, John J. Delucca, William B. Finneran, Alan J. Kastelic, Mary E. McCormack, and Jay J. Miller were elected to the Board of Directors(1,805,400 votes for each and 28,500 votes withheld for each). The other matter requiring a vote related to the ratification of the Company's prior issuance of a Warrant to purchase 500,000 shares of the Company's common stock to William
B. Finneran. A majority of the votes cast by shareholders other than Mr. Finneran were voted in favor of the ratification of the issuance of the Warrant(511,595 votes for, 131,410 votes against, 57,600 abstained). There were no broker non-votes to the Company's knowledge.

Item 6.
Exhibits
The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter to which the report relates.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EDISON CONTROL CORPORATION
(Registrant)



Date:  September 11, 1997	          /s/     Jay R. Hanamann
                                           	Jay R. Hanamann
	                                          (Chief Financial Officer)




Edison Control Corporation
Exhibit Index
Exhibit No.                 Description
27.	                        Financial Data Schedule.