Form 10-Q
period 1997-10-31
EDISON CONTROLS CORP
filed 1997-12-09
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


   [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the period ended  October 31, 1997

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

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

   Common Stock, $.01 par value:  2,275,933 as of October 31, 1997

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                             Page Number

                          Part I Financial Information


   Item 1 Financial Statements

   Consolidated Balance Sheets                                Pages 2 & 3
        October 31, 1997 (Unaudited) and
        January 31, 1997

   Consolidated Statements of Operations                      Page 4
        Three and nine months ended October 31,
        1997 and 1996 (Unaudited)

   Consolidated Statements of Cash Flows                      Pages 5 & 6
        Nine months ended October 31,
        1997 and 1996 (Unaudited)

   Notes to Consolidated Financial Statements                 Pages 7 & 8
        (Unaudited)

   Item 2 Management's Discussion and Analysis of             Pages 8, 9 & 10
        Operations and Financial Condition

   Part II Other Information

   Item 6 Exhibits and Reports on Form 8-K                    Page 11 and
                                                              Exhibit Index

   PART I.
   Item 1
   Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 1997 and January 31, 1997


                                               October 31,       January 31,
                                                   1997             1997
                                               (Unaudited)

   ASSETS
   Current Assets:
      Cash and cash equivalents               $   968,958         $ 772,008
      Investments                                 190,000           284,000
      Trading securities                        4,629,762         4,751,688
      Trade accounts receivable, net            4,072,913         2,713,308
      Receivable from affiliates                   41,018           156,035
      Inventories, net                          5,790,634         5,316,948
      Prepaid expenses and other assets           150,199           197,576
      Deferred compensation                             0           298,558
      Refundable income taxes                           0                 0
      Deferred financing costs                    983,333           983,333
                                               ----------        ----------
         Total current assets                  16,826,817        15,473,454

   Investment in and advances to affiliate        394,054           340,054

   Other Assets:
      Prepaid pension                             304,012           385,021
      Deferred financing costs                    635,070         1,372,570
                                               ----------        ----------
         Total other assets                       939,082         1,757,591

   Property, plant and equipment, net           6,917,670         7,077,228

   Goodwill (net of amortization)               8,980,641         9,154,833

   Organizational/finance costs (net of
     amortization)                                192,232           256,945
                                               ----------        ----------
   TOTAL ASSETS                               $34,250,496       $34,060,105
                                               ==========        ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Trade accounts payable                 $  1,158,466      $    868,088
      Accrued compensation                        665,940           606,010
   Taxes other than income taxes                   96,283            38,119
      Other accrued expenses                      729,897           529,896
      Income taxes payable                        315,717             9,077
   Deferred income taxes                          121,000           245,000
   Deferred compensation                          754,250           754,250
      Current maturities on long-term debt        841,664           868,844
                                               ----------        ----------
         Total current liabilities              4,683,217         3,919,284

   Long-term debt, less current maturities     14,700,929        16,038,580

   Deferred income taxes                          176,000           501,000
                                               ----------        ----------
   TOTAL LIABILITIES                           19,560,146        20,458,864


   Stockholders' Equity:
   Preferred stock, $.01 par value:
      1,000,000 shares authorized,
      none issued                                       0                 0
   Common stock, $.01 par value:
      10,000,000 shares authorized,
      issued and outstanding 2,275,933
      shares                                       22,759            22,759
   Additional paid-in capital                  10,016,435        10,016,435
   Retained earnings                            4,499,266         3,453,331
   Foreign currency translation adjustments       151,890           108,716
                                               ----------        ----------
   TOTAL STOCKHOLDERS' EQUITY                  14,690,350        13,601,241
                                               ----------        ----------
   TOTAL LIABILITIES AND EQUITY               $34,250,496       $34,060,105
                                               ==========        ==========


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE  MONTHS ENDED OCTOBER  31, 1997 AND 1996
                                   (Unaudited)



                                Three Months Ended
                                                         Nine Months Ended
                                     October 31,             October 31,
                                   1997        1996        1997        1996

   NET SALES                 $7,048,009   $5,612,326 $18,126,002  $8,825,881
   COST OF GOODS SOLD         4,360,589    3,972,260  11,320,989   6,359,037
                              ---------    ---------  ----------   ---------
   GROSS PROFIT               2,687,420    1,640,066   6,805,013   2,466,844

   OTHER OPERATING EXPENSES:
     Selling, engineering
       and administrative
       expenses                 949,597    1,114,706   3,214,046   1,843,801

     Stock option amortization        0      188,562     298,558     267,129

     Goodwill and
       organizational/finance
       cost amortization         79,635       63,576     238,905      84,768
                              ---------    ---------   ---------   ---------
      Total other operating
        expenses              1,029,232    1,366,844   3,751,509   2,195,698
                              ---------    ---------   ---------   ---------

   OPERATING EARNINGS         1,658,188      273,222   3,053,504     271,146

   OTHER EXPENSE (INCOME):
     Interest expense           274,859      327,094     867,738     473,439
     Realized gains on
      trading securities        (96,022)    (208,263)   (319,163) (2,955,342)
     Unrealized losses  on
      trading securities        407,178      104,007      51,119   2,851,416
     Stock warrant amortization 245,833      245,835     737,500     348,262

     Miscellaneous income       (76,273)     (75,670)   (114,850)    (57,534)
                              ---------    ---------   ---------   ---------
      Total other expense       755,575      393,003   1,222,344     660,241
                              ---------    ---------   ---------   ---------
   EARNINGS (LOSS) BEFORE
     INCOME TAXES (CREDIT)      902,613     (119,781)  1,831,160    (389,095)

   INCOME TAXES (CREDIT)        392,397      (48,639)    785,225    (141,639)
                               --------      -------   ---------    --------
   NET EARNINGS (LOSS)         $510,216     $(71,142) $1,045,935   $(247,456)
                               ========      =======   =========    ========
   Net earnings (loss) per
    share                          $.19        $(.03)       $.39       $(.11)

   Weighted average common
    shares and common share
    equivalents               2,739,173    2,250,933   2,707,730   2,191,168


                            See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (Unaudited)


                                                        1997          1996

   Net earnings (loss)                              $1,045,935     $(247,456)

   Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                  1,782,027       963,468
      Provision for doubtful accounts                   80,353        (2,350)
      Realized gain on sales of trading
       securities                                     (319,163)   (2,955,342)
      Unrealized loss on trading securities             51,119     2,851,416
      Purchases of trading securities               (3,608,474)   (7,095,906)
      Proceeds from the sale of trading
       securities                                    3,998,444    13,077,081
      Proceeds from the sale of investments             94,000             0
      Equity in earnings of affiliate                  (54,000)       (6,000)

   Changes in assets and liabilities:
      Accounts receivable                           (1,439,958)     (434,473)
      Receivable from affiliate                        115,017        85,390
      Inventories                                     (473,686)      881,756
      Prepaid expenses and other assets                128,386        81,908
      Trade accounts payable                           290,378        98,998
      Accrued compensation                              59,930       204,036
      Taxes other than income taxes                     58,164       (21,026)
      Accrued expenses                                 200,001        63,956
      Deferred income taxes                           (449,000)   (1,170,593)
      Income taxes payable                             306,640        70,114
                                                     ---------     ---------
         Total adjustments                             820,178     6,692,433
                                                     ---------     ---------
   NET CASH PROVIDED BY
      OPERATING ACTIVITIES                           1,866,113     6,444,977
                                                     ---------     ---------

   Cash flows from investing activities:
      Additions to plant and equipment                (347,506)     (164,399)
      Proceeds from sale of equipment                        0             0
      Payments received on advances to affiliates            0        20,000
      Payment for purchase of acquired
      company, net of cash acquired                          0   (18,914,093)
                                                     ---------    ----------
   NET CASH USED IN INVESTING
      ACTIVITIES                                      (347,506)  (19,058,492)
                                                     ---------    ----------

   Cash flows from financing activities:
      Proceeds from issuance of long-term debt        $400,000   $16,540,000
      Principal payments on long-term debt          (1,764,831)   (3,761,069)
      Proceeds from issuance of Common Stock                 0        95,727
      Stock options exercised                                0             0
                                                     ---------    ----------
   NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                          (1,364,831)   12,874,658
                                                     ---------    ----------
   EFFECT OF EXCHANGE RATE CHANGES
         ON CASH                                        43,174       157,420
                                                     ---------    ----------
   NET INCREASE IN CASH
      AND CASH EQUIVALENTS                             196,350       418,563

   CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                              772,008       598,931
                                                     ---------    ----------
   CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                   $968,958    $1,017,494
                                                     =========    ==========

   Supplemental disclosure of cash
    flow information:

   Cash paid during the period for income taxes       $927,585      $970,224
   Cash paid during the period for interest            845,655       491,390

   Supplemental schedule of non-cash
      investing and financing activities:
         Stock issued under separate agreement
           which offset a portion of purchase
           price of acquired companies               $       0   $   766,274
         Note receivable offset against purchase
           price of acquired companies               $       0   $   332,400
         Fair value of warrants issued in
           connection with financing of
           acquisition                               $       0   $ 2,950,000



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

   Note 1 -  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending October 31, 1997 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

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

   Trading Securities - Debt and equity securities purchased and held principally for the purpose of sale in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. The cost of individual securities sold is based on the first-in, first-out method.

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

   Net Earnings(Loss) Per Common Share and Common Share Equivalents - Net earnings (loss) per common share and common share equivalents is computed based upon the weighted average number of common shares and common share equivalents (stock options and warrants) outstanding during the period. Common share equivalents from dilutive stock options and warrants were calculated using the treasury stock method. Common share equivalents (stock options and warrants) were antidilutive for the 1996 periods ended.

   Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued in 1995. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 as allowed by SFAS No. 123.

   In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is currently in the process of evaluating the accounting and disclosure
   effects of these Statements.   SFAS No. 128 and 129 are required to be
   adopted in the fourth quarter of this year.    SFAS No. 130 and 131 are
   required to be adopted in the first quarter of the year beginning February 1, 1998.

   Item 2.
   Management's Discussion and Analysis of Operations and Financial Condition Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which would cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   On June 21, 1996, the Company purchased all of the issued and outstanding stock of Construction Forms, Inc. and its subsidiaries for aggregate cash consideration of approximately $20,550,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of the acquisition. Resultant goodwill is being amortized over 40 years.

   Net sales for the quarter ended October 31, 1997 increased $1,435,683 (25.6%) to $7,048,009 compared with the same period of the prior year. Strong domestic sales at ConForms and large project sales to power and phosphate industry customers at Ultra Tech accounted for the increase. For the first nine months of the year, net sales increased $9,300,121 (105.4%) to $18,126,002. The increase was mainly attributable to the inclusion of the results of operations of the acquired companies for the full period. Construction Forms, Inc. and subsidiaries' net sales for the nine months ended October 31, 1997 increased $1,683,125 (10.2%) compared to fiscal 1996. As explained above, increased volumes at ConForms and Ultra Tech accounted for the increase.

   As a percentage of net sales, gross profit margin increased to 38.1% for the quarter ended, and to 37.5% for the nine-month period ended October 31, 1997, as compared to 29.2% and 28.0% in the prior year periods,
   respectively.   Gross margin for Construction Forms, Inc. and subsidiaries for the nine-month period ended October 31, 1997 increased to 37.0% from 28.8%. The increase for the quarter was due to better pricing on Ultra Tech sales and better fixed cost coverage from the increased volume at ConForms and Ultra Tech. The increase in the nine month gross profit percentages was due to the inclusion of the acquired companies for the full period, the pricing and fixed cost coverage previously discussed, and the sale of the Edison electronic fault indicator business in late 1996.

    Selling, engineering and administrative expenses for the third quarter of 1997 were $949,597 compared to $1,114,706 for the prior year's quarter. The decrease was mainly due to decreases in general insurance and ConForms' sales and marketing expenses. Selling, engineering and administrative expenses represent 17.7% and 20.9% of net sales for the nine- month periods ended October 31, 1997 and 1996, respectively. The percentage decrease for the 1997 nine month period was primarily attributable to the inclusion of the results of operations of the acquired companies. Selling, engineering and administrative expenses of the acquired companies for the nine month periods ended October 31 decreased 17.2% to $2,783,457 in 1997 compared to $3,360,852 for the same period last year. This was mainly due to the decrease in personnel wages and benefits from the previous year.

   Interest expense was $274,859 and $867,738 for the three-and nine-month periods ended October 31, 1997 compared to $327,094 and $473,439 for the similar periods ended October 31, 1996. Debt was incurred to finance the
   acquisition on June 21, 1996.   Since the acquisition, the Company has
   made over $4,000,000 in principal payments.

   The net loss on trading securities was $311,156 for the quarter ended October 31, 1997 compared to last year's net gain of $104,256. For the nine months ended October 31, 1997, the net gain was $268,044, compared to a net gain of $103,926 for the same period last year. A major reason for the decrease for the quarter was related to the decrease in the market value of the Company's holdings in Glenayre Technologies, Inc. Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investment in common equity securities. Securities held in the Company's portfolio at the end of each fiscal quarter and year are reported at fair value, with unrealized gains and losses included in earnings for that period. These factors, combined with the relative size of the Company's trading portfolio, has lead, and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period.

   The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $1,274,963 for the nine months ended October 31, 1997 compared to $700,159 for the prior year. Goodwill is being amortized over a 40-year period. The stock option amortization was fully amortized as of June 21, 1997. The amortization of financing costs and stock warrants will continue principally until June 21, 1999. The total amortization of all these non-cash charges for the year ended January 31, 1998 is expected to approximate $1,600,000($.39 per share, net of tax).

   The Company recorded tax expense of $785,225 for the nine months ended October 31, 1997, which represents the estimated annual effective rate of 42.9% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

   Net earnings of $510,216, or $.19 per share, for the quarter ended October 31,1997 represents an increase of $581,358 from a net loss of $71,142, or $.03 per share, for the comparable period of the prior year. For the nine months ended October 31, 1997, net earnings were $1,045,935, or $.39 per share, compared to a net loss of $247,456, or $.11 per share, in the prior year. This change was principally due to the operating results of the acquired companies.

   Liquidity and Capital Resources

   The Company generated $1,866,113 in cash from operations during the first nine months of 1997. The Company used $347,506 of cash to acquire capital equipment and $1,364,831 of cash to pay back long-term debt. The result was a net increase in cash and cash equivalents of $196,350 for the first nine months of 1997 compared to a net increase of $418,563 in the prior year's first nine months. The difference between the two periods was attributable to the change in the balance sheet composition as a result of the acquisition.

   The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash, cash equivalents, investments and existing bank credit lines. Proposed capital expenditures for the remainder of the fiscal year 1997 are expected to total approximately $150,000.

   Additionally, at October 31, 1997, the Company's current ratio was 3.6:1. At January 31, 1997, the current ratio was 3.9:1. Required minimum debt principal payments for the year are approximately $869,000 and are expected to be funded from operating cash flow.

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


                                      EDISON CONTROL CORPORATION
                                           (Registrant)



   Date:  December 9, 1997            /s/  Jay R. Hanamann
                                           Jay R. Hanamann
                                           (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index

   Exhibit No.                 Description

   27.                          Financial Data Schedule.