Form 10-K405
period 1998-01-31
EDISON CONTROLS CORP
filed 1998-04-22
CIK 795968

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 31, 1998
                                       or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 1998 was $7,792,170.

        Indicate the number of shares outstanding of each of the issuer's
   classes of common stock as of March 31, 1998:   2,275,933 shares of common
   stock, par value $.01 per share.

                       Documents Incorporated by Reference

   1. Portions of Edison Control Corporation's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K.
   2. Portions of Edison Control Corporation's Notice of Annual Meeting and Proxy Statement for the Registrant's 1998 Annual Meeting scheduled to be held on June 9, 1998 are incorporated by reference into Part III of this Form 10-K.

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


   Item 1.  Business

   Edison Control Corporation ( the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. Until June 21, 1996, the principal operating business was involved in the design, development, manufacture and sale of electronic fault indicators. On June 21, 1996, the Company purchased, from unaffiliated persons, all of the issued and outstanding stock of Construction Forms, Inc. ("ConForms"), CF Ultra Tech, Inc. ("Ultra Tech") and CF Gilco, Inc. ("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC. On October 31, 1996, the Company sold certain net assets of the electronic fault indicators business to the manager of that operation. In order to conform the Company's fiscal year to that of ConForms and its affiliates, the Company changed its fiscal year from a calendar year to a year ended
   January 31, resulting in a one-month transition period in 1996.   On
   February 1, 1998, Ultra Tech and Gilco were merged into ConForms.

   The Company conducts its business through its subsidiaries.   ConForms,
   the Company's principal operating unit, designs, manufactures and distributes concrete pumping systems and accessories. Ultra Tech is engaged in the manufacturing and marketing of abrasion resistant piping systems. Abrasion resistant hardened pipe is used extensively in mining, pulp and paper mills, waste water treatment plants and coal-fired electric utility plants, as well as in concrete pumping applications. Gilco is engaged in the manufacturing and marketing of a broad line of concrete and mortar/plaster mixers for a broad segment of industries.

                                    ConForms

   Most of ConForms' manufacturing operations and all of its administrative functions are located at the Company's 53,000 square foot headquarters in Cedarburg, Wisconsin, which is approximately 17 miles north of Milwaukee. ConForms operates three branch warehouses for light manufacturing and distribution of its products. The warehouses are located in Gardena, California; Newport, Wales, United Kingdom; and Johor Bahru, Malaysia. ConForms also owns a 50% interest in South Houston Hose Company, a Houston, Texas based distributor of concrete pumping accessories, industrial hoses and a variety of fittings for other markets.

   ConForms produces a standardized line of concrete pumping components and accessories compatible with many different types of concrete pumps in order to be in a position to provide concrete pumpers and distributors with a complete, high quality line of components and accessories priced lower than if each component were purchased individually. ConForms believes that a pumping system designed as a package helps improve the reliability and output of the pump.

   In the 1970s, as concrete pumps became more reliable, available and acceptable in the United States as the most efficient method of placing concrete, ConForms worked closely with pump manufacturers and contractors to develop better engineered products for the rapidly changing industry. The Company believes that industry standards were largely established based on ConForms' designs. ConForms' objective was, and continues to be, to provide high quality components and a superior level of service to stay at the forefront of the concrete pumping market. As ConForms continued to grow utilizing quality engineering, patent protection, tooling and fixtures, manufacturing methods and distribution, it became difficult for smaller manufacturers to match ConForms' total service level. The Company believes this strategy has allowed ConForms to increase its market share to over 50% of the North American market.

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

   Marketing

   ConForms' products, which account for approximately 75% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. Approximately 95% of all orders are received over the telephone.

   Export sales accounted for approximately 21.3% of ConForms' business for the year ended January 31, 1998, compared to 22.0% in the prior year. International markets are expected to be an increasing part of the business in future years.

   Customers

   ConForms' customer base consists of concrete pump manufacturers (18%), pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (33%), dealers (27%), pumping contractors (10%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (12%).

   No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1998.

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

   ConForms order backlog on March 31, 1998 and 1997 was approximately $790,000 and $800,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                   Ultra Tech

   Ultra Tech was formed in 1989 to help assure ConForms an in-house supply of the highest quality, induction-hardened pipe for its concrete pumping systems. The Company believes its induction-hardened pipe will typically last 3 to 8 or more times longer than non-hardened pipe. Since its formation, Ultra Tech has attempted to establish its own identity in many other markets, primarily throughout the United States, including the mining industry to carry phosphate and coal slurries, the pulp and paper industry for various slurry mixes, the power industry to convey fly ash and coal and the waste treatment industry to convey sludge.

   Ultra Tech has developed a line of hardened pipe products available in varying diameters, lengths and configurations which prolong the life of a piping system, regardless of particular wear characteristics found in the pumping system. The Company uses low alloy steel pipe, advanced heat-treating technology and metallurgical principles to produce both UT600 and UT500 induction-hardened pipe. Both of these products have a hard, abrasion resistant inner wall and a more ductile outer layer. For pure abrasion applications, UT600 provides outstanding wear resistance. UT600 induction-hardened pipe is made from a raw steel pipe of a proprietary chemistry. The pipe is induction heated, then water quenched on the inner wall. In applications involving impact or shock loading, UT500 offers more ductility while maintaining a hard inner wear surface.

   In August 1995, Ultra Tech began production at a new 43,000 square foot modern induction-hardening plant owned by its affiliate, JABCO, LLC in Port Washington, Wisconsin. Port Washington is approximately 25 miles north of Milwaukee, and 10 miles from Cedarburg. Ultra Tech's new building and equipment have allowed it to expand both the abrasion resistant pipe market and its share in that market. Ultra Tech's new equipment increases the size range of pipe it can process from 24 inches to 40 inches in diameter and reduces processing time by approximately 50%.

   Marketing

   Ultra Tech products, which account for approximately 17% of the Company's net sales, are marketed through Company sales and marketing personnel and distributors. Regular advertising is placed in various trade journals.

   Ultra Tech's export sales for the year ended January 31, 1998 and 1997 accounted for approximately 10.8% and 7.4% of net sales, respectively.

   Customers

   The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Secondary influence is felt in the processing industries such as dredging, foundries, steel, cement, sludge and grain handling. However, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

   No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1998.

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

   Ultra Tech's order backlog on March 31, 1998 and 1997 was approximately $1,025,000 and $190,000, respectively; all of which is to be completed prior to the end of the current fiscal year.

                                      Gilco

   In 1989, ConForms acquired the assets of the mixer division of the Gilson Brothers Company, a well-known manufacturer of construction and utility mixers. This acquisition allowed ConForms to diversify and expand its product line and market base in the concrete construction equipment industry. Gilco is engaged in the design, manufacture and marketing of concrete and mortar/plaster mixers. Gilco's product lines include mortar/plaster mixers with capacities of six to sixteen cubic feet, concrete mixers with capacities of one and one-half to nine cubic feet and non-tilt mixers with capacities of six to sixteen cubic feet.

   Gilco's mixers are built to maintain high production with the densest mixes in the toughest conditions. The mixers feature a square paddle shaft, steel blades/adjustable wipers and a reinforced tubular steel frame. They also feature a dual-belt drive and a completely enclosed extra heavy duty gear drive with automotive style clutch or a fully-automatic hydraulic transmission. Gilco's new polyurethane liners can be ordered across several mixer lines. Mixers are driven by gas-powered engines or electric motors.

   Gilco occupies a 50,000 square foot factory owned by the Company in Grafton, Wisconsin. Grafton is approximately 20 miles north of Milwaukee and 5 miles from Cedarburg.

   Marketing

   Gilco markets its products, which account for approximately 8% of the Company's sales, through two inside sales personnel, direct mail, trade magazine advertisements and referrals. This is in addition to its existing distributor and retail channels. Gilson mixers are positioned at the high quality, high price end of the market.

   Gilco's export sales accounted for approximately 2% and 5% of Gilco's net sales volume during the years ended January 31, 1998 and 1997, respectively.

   Customers

   Approximately 37% of Gilco's sales are to construction equipment dealers. Another 27% is sold direct to masons, plasterers, general contractors and other end users. Retail outlets account for about 29% of Gilco's business. The remaining 7% is sold to government agencies, rental yards, and other equipment manufacturers.

   No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1998.

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

   Gilco's order backlog on March 31, 1998 and 1997 was approximately $80,000 and $95,000, respectively; all of which is to be shipped during the current fiscal year.

                                Year 2000 Matters

   As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to select and implement a new enterprise resource planning ("ERP") system that will properly recognize the Year 2000 problem. This project involves replacing certain hardware and software maintained by the Company.

   Management expects to complete this project in early 1999. The Company estimates that the total cumulative cost of the project will be approximately $500,000 and will be funded through operating cash flows or the existing bank line of credit. Purchased ERP system hardware and software, approximately $350,000 of the the total estimated cost, will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are currently, and will continue to be, expensed as incurred.

   The cost of the project and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

                                 General Matters

   Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 1998 and 1997, the one-month transition period ended January 31, 1996, and the year ended December 31, 1995 totaled approximately $190,000, $190,000, $6,000, and $43,000, respectively.

   The Company believes that compliance with Federal, state and local environmental regulation will not require significant capital expenditures or materially affect future earnings in fiscal 1998.

   No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                               Foreign Operations

   Information on foreign operations is incorporated by reference to footnote 15 of the consolidated financial statements contained in the Company's 1997 Annual Report to Shareholders.

                                    Employees

   As of January 31, 1998, the Company had 110 active full-time employees.


   Item 2.  Properties

   The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 1998:

                       Square
                       Feet of
   Location            Floor Space         Description and Principal Use

   Cedarburg, WI (1)   53,000         One-story, masonry and metal-clad,
                                      steel frame office and manufacturing
                                      facility on 6.5 acres used mainly for
                                      ConForms' manufacturing and all office
                                      personnel.

   Grafton, WI (1)     42,000         One and part two-story, masonry and
                                      metal clad, steel and wood framed
                                      office and manufacturing facility on
                                      2.2 acres used mainly for manufacturing
                                      Gilco and Ultra Tech products.

   Port Washington,
      WI (1)           48,000         One-story and partial mezzanine,
                                      masonry and metal clad, steel frame
                                      office and manufacturing facility on 8
                                      acres used mainly for manufacturing
                                      Ultra Tech products.

   Gardena, CA (2)     10,000         One-story office and manufacturing
                                      facility used for the distribution and
                                      light manufacturing of ConForms
                                      products.

   Newport, Wales,
      United           10,000         One-story office and manufacturing
                                      facility used for Kingdom (3) the
                                      distribution and light manufacturing of
                                      ConForms products.

   Johor Bahru,
      Malaysia(4)      10,000         One-story office and manufacturing
                                      facility used for the distribution and
                                      light manufacturing of ConForms
                                      products.

   _________
   (1) The Company owns these facilities, all of which are mortgaged under debt agreements.
   (2)  The Company leases this facility. The lease expires November 30,
        1998.
   (3)  The Company leases this facility. The lease expires October 31, 2000.
   (4)  The Company leases this facility.  The lease expires January 31,
        2001.

   The Company believes that all of its facilities are in good condition and
   are adequate for their intended uses.   During 1998, the Company plans to
   construct a 43,000 square foot addition to its Port Washington plant and sell the existing Cedarburg facility.

   Item 3.  Legal Proceedings

   There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 1997.

   Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     Part II

   Item 5.  Market for the Company's Stock and Related Stockholder Matters

   The Company's Common Stock trades on The Nasdaq Stock Market under the symbol EDCO. The following table sets forth the high and low bid quotation for the fiscal quarter shown. The prices quoted represent prices between dealers in securities without adjustments for mark-ups, mark-downs or commissions and do not necessarily reflect actual transactions.

                                   Fiscal 1996
                    Quarter         High                  Low
                        1st            5                   3 51/64
                        2nd            9                   4 3/8
                        3rd            6 1/2               4
                        4th            5 3/4               3 1/2

                                   Fiscal 1997
                    Quarter         High                  Low
                        1st            5 1/4               4
                        2nd            5                   3
                        3rd            5 1/2               4 1/8
                        4th            4 1/2              3 7/8

   The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value common stock as of January 31, 1998 was 36 and 600, respectively.

   The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

   The following information for this Part II is incorporated by reference to the Company's 1997 Annual Report to Shareholders, as follows:

   Item      Caption                       Information Incorporated by
                                           Reference to:

    6.  Summary of Selected Financial Data  Annual Report, page 8

    7.  Management's Discussion and         Annual Report, pages 4 - 7
        Analysis of Financial Condition
        and Results of Operations

    8.  Audited Financial Statements and    Annual Report, pages 9 - 31
        Supplemental Data

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


                                    Part III

   Item 10.  Directors and Executive Officers of the Registrant

   At March 31, 1998, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the stockholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

                                                First
     Name                   Office              Elected        Age

   William B. Finneran Chairman of the Board
                        and Director             1991           56

   Jay J. Miller       Director                  1991           65

   John J. Delucca     Director                  1991           54

   Mary E. McCormack   Director                  1995           44

   Alan J. Kastelic    President and Chief
                       Executive Officer of
                       Construction Forms,
                       Inc. and Director         1996           54

   Jay R. Hanamann     Secretary, Treasurer
                       and Chief Financial
                       Officer                   1996           38

   Robert L. Cooney    Director                  1997           64

   William C. Scott    Director                  1997           64

   William B. Finneran is a Managing Director of CIBC Oppenheimer Corp., an
   investment banking firm, and has been employed with them since 1972.   Mr.
   Finneran is a Director of National Planning Association, a non-profit advisory board and Covenant House, a non-profit charitable institution.

   Jay J. Miller has been a practicing attorney in the State of New York for more than thirty years. Mr. Miller is Director of Total-Tel USA Communication, Inc., a provider of long distance telephone service. He is currently serving as Chairman of the Board of AmTrust Pacific Ltd., a New Zealand property company.

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

   Mary E. McCormack was President and Chief Executive Officer of the Company from February 1995 to February 1998. Prior to working with the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances.

   Alan J. Kastelic was appointed President and Chief Executive Officer of Construction Forms, Inc. on June 21, 1996 when Construction Forms, Inc. was acquired by the Company. Mr. Kastelic had previously been Executive Vice President and Chief Operating Officer of Construction Forms, Inc. which he joined in 1977. Prior to joining Construction Forms, Mr. Kastelic was Manufacturing Manager at Badger Dynamics and Chief Cost Accountant, Material Control Manager and Manager of Manufacturing at the PCM division of Koehring Corporation.

   Jay R. Hanamann was appointed Treasurer and Chief Financial Officer on July 1, 1996. Mr. Hanamann is the Chief Financial Officer of Construction Forms, Inc. and subsidiaries. He has served in various financial and management functions with ConForms since July 1990. From 1981 to 1990, he was employed by the international accounting firm of Deloitte & Touche LLP.

   Robert L. Cooney is a Partner of Cooney, Schroeder & Co., a consulting firm which he co-founded in February 1997. Mr. Cooney was a Managing Director-Equity Capital Markets at Credit Suisse First Boston from 1977 to January 1997. Prior to joining Credit Suisse First Boston, he was a Senior Vice President, Director and Equity Sales Manger at Wertheim & Co. from 1973 to 1977 and Vice President, Director and Equity Sales Manager at Mitchell, Hutchins & Co. from 1967 to 1973. Mr. Cooney began his career at The First Boston Corporation where he was an Assistant Vice President in the government securities department from 1962 to 1967. He also served as a Lieutenant in the United States Navy.

   William C. Scott has been the Chairman and Chief Executive Officer of Panavision Inc. since 1988. Panavision is a leading designer and manufacturer of high-precision film camera systems, comprising of cameras, lenses, and accessories for the motion picture and television industries. Edison Control Corporation holds in its investment portfolio 6,400 shares of Panavision Inc. Common Stock. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a manufacturer of industrial products. Prior to 1972 Mr. Scott was a Group Vice President of Cordura Corporation for three years and Vice President of Booz, Allen & Hamilton for five years.

   Certain other information is incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

   Item 11. Executive Compensation

   All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

   Item 13. Certain Relationships and Related Transactions

   There were no reportable transactions during the year.

                                     Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)  Financial Statements:

   The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 9 through 31 of the Company's 1997 Annual Report to Shareholders, and are incorporated herein by reference.

   (a)(2)  Financial Statement Schedules:

   Schedules not included have been omitted because they are either not applicable or the information is presented in the consolidated financial statements or notes thereto.

   (b)  Reports on Form 8-K:

   There were no reports on Form 8-K filed during the fourth quarter.

   Exhibits:

   The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   By:  /s/ Alan J. Kastelic
        Alan J. Kastelic
        President and Chief Executive Officer of Construction Forms, Inc. (Principal Executive Officer)
        April 22, 1998

   By:  /s/ Jay R. Hanamann
        Jay R. Hanamann
        Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
        April 22, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

   /s/  William B. Finneran
   William B. Finneran
   Chairman of the Board and Director
   April 22, 1998

   /s/  Mary E. McCormack
   Mary E. McCormack
   Director
   April 22, 1998

   /s/  Jay J. Miller
   Jay J. Miller
   Director
   April 22, 1998

   /s/  John J. Delucca
   John J. Delucca
   Director
   April 22, 1998

   /s/  Alan J. Kastelic
   Alan J. Kastelic
   Director and President and Chief Executive Officer of
   Construction Forms, Inc.
   April 22, 1998

   /s/  Robert L. Cooney
   Robert L. Cooney
   Director
   April 22, 1998

   /s/  William C. Scott
   William C. Scott
   Director
   April 22, 1998

   EXHIBIT INDEX


   Exhibit No.    Description

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

   10.5 * Employment Agreement dated June 21, 1996 between the Company and Alan J. Kastelic (incorporated by reference to the Company's Form 10-K dated April 25, 1997).

   10.6 * Employment Agreement dated June 21, 1996 between the Company and Jay R. Hanamann (incorporated by reference to the Company's Form 10-K dated April 25, 1997).

   10.7 * Stock Option Plan dated June 21, 1996 between the Company and Alan J. Kastelic (incorporated by reference to the Company's Form 10-K dated April 25, 1997).

   10.8 * Stock Option Plan dated June 21, 1996 between the Company and Jay R. Hanamann. (incorporated by reference to the Company's Form 10-K dated April 25, 1997).

   10.9 * Nonqualified Stock Option Agreement dated May 29, 1997, between the Company and Robert Cooney (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-41483) filed December 4, 1997).

   10.10 * Nonqualified Stock Option Agreement dated October 15, 1997, between the Company and William Scott (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-41483) filed December 4, 1997).

   13. Pages from 1997 Annual Report to shareholders which are incorporated by reference to Form 10-K.

   16. Letter regarding change in certifying accountant (incorporated by reference to the Company's Form 8-K dated November 15, 1996).

   21.       Subsidiaries of Edison Control Corporation.

   23.       Consent and Opinions of Independent Auditors.

   27.1 Financial Data Schedule for the twelve month period ended January 31, 1998.

   27.2 Restated Financial Data Schedule for the nine month period ended October 31, 1997.

   27.3 Restated Financial Data Schedule for the six month period ended July 31, 1997.

   27.4 Restated Financial Data Schedule for the nine month period ended September 30, 1996.

   27.5 Restated Financial Data Schedule for the six month period ended June 30, 1996.

   27.6 Restated Financial Data Schedule for the twelve month period ended December 31, 1995.

   99. Definitive Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed within 120 days of January 31, 1998).


        *    Represents a management compensation plan.