Form 10-Q
period 1998-04-30
EDISON CONTROLS CORP
filed 1998-05-29
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


   [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the period ended  April 30, 1998

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to ________________

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

   Common Stock, $.01 par value:  2,275,933 as of April 30, 1998

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                          Exhibit Reference
                                                          or Form 10-Q
                                                          Page Number


   Part I Financial Information

   Item 1 Financial Statements

   Consolidated Balance Sheets                            10-Q, Pages 2 & 3
        April 30, 1998 (Unaudited) and
        January 31, 1998

   Consolidated Statements of Operations                  10-Q, Page 4
        Three months ended April 30,
        1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows                  10-Q, Pages 5 & 6
        Three months ended April 30,
        1998 and 1997 (Unaudited)

   Notes to Consolidated Financial Statements             10-Q, Pages 7 - 9
        (Unaudited)

   Item 2 Management's Discussion and Analysis of         10-Q, Pages 9 - 11
        Operations and Financial Condition

   Part II Other Information

   Item 6 Exhibits                                        10-Q, Page 12 and
                                                          Exhibit Index

   PART I.
   Item 1
   Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1998 and January 31, 1998



                                                      April 30,  January 31,
                                                       1998          1998
                                                     (Unaudited)
   ASSETS
   Current Assets:
        Cash and cash equivalents                 $   743,516     $1,037,288
        Investments                                   190,000        190,000
        Trading securities                          4,766,981      3,653,763
        Trade accounts receivable, net              3,693,570      2,995,637
        Receivable from affiliates                    130,074        103,482
        Inventories, net                            6,275,489      5,974,302
        Prepaid expenses and current other assets     136,409        193,099
        Refundable income taxes                        37,771         81,182
        Deferred financing costs                      983,333        983,333
                                                   ----------     ----------
           Total current assets                    16,957,143     15,212,086

   Investment in and advances to affiliate            423,150        433,150

   Other Assets:
        Prepaid pension                               256,134        283,134
        Deferred financing costs                      143,404        389,236
                                                   ----------     ----------
           Total other assets                         399,538        672,370

   Property, plant and equipment, net               6,820,543      6,945,103

   Goodwill (net of amortization)                   8,864,511      8,922,576

   Organizational/finance costs (net of
     amortization)                                    149,091        170,672
                                                   ----------     ----------

   TOTAL ASSETS                                   $33,613,976    $32,355,957
                                                   ==========     ==========

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1998 and January 31, 1998

                                   (Continued)



                                                    April 30,    January 31,
                                                      1998           1998
                                                  (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
        Trade accounts payable                    $ 1,441,450    $ 1,261,244
        Accrued compensation                          441,249        781,566
        Taxes other than income taxes                  72,286         29,985
        Other accrued expenses                        584,085        555,045
        Deferred income taxes                         360,000        115,000
        Deferred compensation                         754,250        754,250
        Current maturities on long-term debt          841,664        841,664
                                                    ---------      ---------
          Total current liabilities                 4,494,984      4,338,754

   Long-term debt, less current maturities         13,365,885     13,181,678

   Deferred income taxes                              420,000        245,000
                                                    ---------      ---------
   TOTAL LIABILITIES                               18,280,869     17,765,432

   Shareholders' Equity:
   Preferred stock, $.01 par value: 1,000,000 shares
      authorized, none issued                               0              0
   Common stock, $.01 par value: 10,000,000 shares
      authorized, 2,275,933 shares issued
       and outstanding                                 22,759         22,759
   Additional paid-in-capital                      10,016,435     10,016,435
   Retained earnings                                5,213,238      4,558,493
   Accumulated other comprehensive income              80,675         (7,162)
                                                   ----------     ----------
   TOTAL SHAREHOLDERS' EQUITY                      15,333,107     14,590,525
                                                   ----------     ----------
   TOTAL LIABILITIES AND EQUITY                   $33,613,976    $32,355,957
                                                   ==========     ==========


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (Unaudited)


                                                        1998            1997

   NET SALES                                       $6,725,614     $5,707,231

   COST OF GOODS SOLD                               4,453,433      3,682,752
                                                    ---------     ----------
   GROSS PROFIT                                     2,272,181      2,024,479

   OTHER OPERATING EXPENSES:
      Selling, engineering and
         administrative expenses                    1,192,549      1,082,771
      Stock option amortization                             0        188,563
      Goodwill and organizational/
         finance cost amortization                     79,646         79,635
                                                   ----------     ----------
            Total other operating expenses          1,272,195      1,350,969
                                                   ----------     ----------

   OPERATING INCOME                                   999,986        673,510

   OTHER EXPENSE (INCOME):
      Interest expense                                268,203        310,984
      Realized losses on trading securities            12,250        195,688
      Unrealized (gains) losses on trading securities(622,780)       436,900
      Stock warrant amortization                      245,833        245,835
      Miscellaneous (income) expense                  (39,171)       (22,172)
                                                   ----------     ----------
             Total other (income) expense            (135,665)     1,167,235
                                                   ----------     ----------

   INCOME  (LOSS) BEFORE
       INCOME TAXES (CREDIT)                        1,135,651       (493,725)

   INCOME TAXES (CREDIT)                              480,906       (179,960)
                                                   ----------     ----------

   NET INCOME (LOSS)                                 $654,745      $(313,765)
                                                   ==========     ==========

   Net income (loss) per share - basic                   $.29          $(.14)

   Net income (loss) per share - diluted                 $.23          $(.14)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (Unaudited)

                                                         1998           1997

   Net income (loss)                              $   654,745     $ (313,765)
   Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
        Depreciation and amortization                 510,955        682,885
        Provision for doubtful accounts                36,929         34,958
        Realized loss on sales of trading
          securities                                   12,250        195,688
        Unrealized (gain) loss on trading
          securities                                 (622,780)       436,900
        Purchases of trading securities              (650,438)    (1,006,875)
        Proceeds from the sale of trading
          securities                                  147,750      1,179,312
        Equity in earnings of affiliates              (20,000)             0

   Changes in assets and liabilities:
        Accounts receivable                          (734,862)      (664,145)
        Receivable from affiliate                     (26,592)        81,209
        Inventories                                  (301,187)       163,336
        Prepaid expenses and other assets              83,690         28,727
        Trade accounts payable                        180,206        466,962
        Accrued compensation                         (340,317)      (206,213)
        Taxes other than income taxes                  42,301         12,560
        Accrued expenses                               29,040         47,485
        Deferred income taxes                         420,000       (297,000)
        Income taxes payable                           43,411           (735)
                                                    ---------       --------
           Total adjustments                       (1,189,644)     1,155,054
                                                    ---------      ---------

   NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                         (534,899)       841,289
                                                    ---------      ---------

   Cash flows from investing activities:
        Additions to plant and equipment              (60,917)      (100,493)
        Payments received from affiliates              30,000              0
                                                    ---------      ---------
   NET CASH USED IN INVESTING
        ACTIVITIES                                    (30,917)      (100,493)
                                                    ---------      ---------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (Unaudited)

                                   (Continued)


                                                         1998           1997

   Cash flows from financing activities:
        Proceeds from issuance of long-term debt     $500,000             $0
        Principal payments on long-term debt         (315,793)      (779,217)
                                                    ---------      ---------
   NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                          184,207       (779,217)
                                                    ---------      ---------
   EFFECT OF EXCHANGE RATE CHANGES
         ON CASH                                       87,837         35,655
                                                    ---------      ---------
   NET DECREASE IN CASH
        AND CASH EQUIVALENTS                         (293,772)        (2,766)

   CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                         1,037,288        772,008
                                                    ---------      ---------
   CASH AND CASH EQUIVALENTS,
        END OF PERIOD                             $   743,516      $ 769,242
                                                    =========      =========

   Supplemental disclosure of cash flow information:

   Cash paid during the period for income taxes      $ 17,495       $117,775
   Cash paid during the period for interest           249,740        261,601


   See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

   Note 1 -  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the three month period ending April 30, 1998 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.


   Note 2 -  Nature of Business and Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

   Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers. JABCO primarily leases property and equipment to Ultra Tech.

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

   Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates of exchange prevailing during the year. Adjustments resulting from the translation of financial statements of the foreign operations are included as foreign currency translation adjustments in other comprehensive income.

   Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" was issued in 1995. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 as allowed by SFAS No. 123.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
   Information." The Statement is effective for fiscal 1998. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial statements.

   Net income (loss) per share - Effective for 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 1997. Income per share for the three-month period ended April 30, 1997 has been restated to comply with SFAS No. 128. Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three month periods ended April 30, 1998 and 1997 are summarized as follows:
                                                         1998           1997

   Net income (loss) per share   basic:
        Net income (loss) (numerator)                $654,745      $(313,765)
        Weighted average shares outstanding
           (denominator)                            2,275,933      2,275,933
         Net income (loss) per share - basic            $ .29          $(.14)

   Net income (loss) per share   diluted:
        Net income (loss) (numerator)                $654,745      $(313,765)
        Weighted average shares outstanding
         (denominator)                              2,275,933      2,275,933
         Effect of dilutive securities:
               Stock options                          186,778              0
               Stock warrants                         352,679              0
                                                   ----------     ----------
          Weighted average shares outstanding
            (denominator)                           2,815,391      2,275,933
         Net income (loss) per share - diluted          $ .23          $(.14)

   Stock options and warrants were antidilutive for the three-month period ended April 30, 1997 under the treasury stock method.

   Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform with the current year presentation.

   Comprehensive Income- Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months ended April 30, 1998 and 1997, total comprehensive income
   (loss), which was comprised of net income (loss) and foreign currency translation adjustments, amounted to approximately $743,000 and ($278,000), respectively.

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

   Net sales for the quarter ended April 30, 1998 increased $1,018,383 (17.8%) to $6,725,614 when compared with the same period of the prior year. Strong domestic sales at ConForms, large project sales at Ultra Tech and the inclusion of sales from the Company's Malaysian operation which started in October 1997, accounted for the increase.

   As a percentage of net sales, gross margin for the quarter decreased to 33.8% from 35.5% due to the strength of the United States dollar abroad and lower margins on large project sales for Ultra Tech. Selling, engineering and administrative expenses as a percentage of sales improved to 17.7% compared to 19.0% for the same period last year. This improvement was mainly due to leveraging higher sales volume with minimal increases in selling, engineering and administrative expenses.

   Interest expense decreased to $268,203 for the quarter ended April 30, 1998 compared to $310,984 for the quarter ended April 30, 1997. This change resulted from a reduction of outstanding debt from the same period last year.

   The $610,530 net gain on trading securities compared to last year's net loss of $632,588 accounted for the Company's major change in pre-tax income. The principal reason for the increase was an increase in the market value of US Trust and other trading securities compared to the decline in the market value of Glenayre Technologies, Inc. during the same period last year. Trading securities at April 30, 1998 consisted of the following:

                                                     Number of        Market
   Name of Issuer/Title of Issue                       Shares          Value
   Common Stocks:
         Cendant Corp.                                 20,000    $   501,250
         General Motors Corp.                           5,000        276,250
         Glenayre Technologies, Inc.                   40,000        627,500
         NCR Corp.                                     10,000        366,875
         Panavision Inc.                                6,400        167,200
         Raytheon                                       2,812        155,187
         Sonat Inc.                                     5,000        221,250
         Sun International Hotels                      10,100        463,969
         US Trust Corporation                          25,000      1,775,000
         VIVUS                                         20,000        212,500
                                                    ---------      ---------
   Total                                                         $ 4,766,981
                                                                 ===========


   Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investments in common equity securities. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in earnings for that period. These factors, combined with the relative size of the Company's trading portfolio, has led, and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period. The Company does not use or buy derivative securities.

   The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $325,479 for the first quarter compared to $514,033 for the prior year first quarter. The reduction was due to the deferred compensation for the stock options granted in connection with the ConForms' acquisition by the Company on June 21, 1996 being fully amortized as of June 21, 1997. The total amortization of all these non-cash charges for the year ended January 31, 1999 is expected to approximate $1,300,000.

   The Company recorded tax expense of $480,906 for the three months ended April 30, 1998, which represents the estimated annual effective rate of 42.3% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

   Net income of $654,745, or $.29 and $.23 per share, basic and diluted, respectively, for the first quarter of 1998 was an increase of $968,510, from a net loss of $313,765, or $.14 per share, basic and diluted, for the comparable period of the prior year. This change is principally due to the net gain on trading securities, the reduction of amortization of the non-cash charges described above and leveraging higher sales volume with minimal increases in selling, engineering and administrative expenses.

   Liquidity and Capital Resources

   The Company used $534,899 in cash from operations during the first three months of 1998, compared to cash flow provided from operations of $841,289 for the same period last year. This was due largely to a net purchase of $502,688 of trading securities during the period and increases in accounts receivable and inventories caused by the significant increase in sales
   activity.   The Company used $60,917 in cash to acquire capital equipment and received $184,207 in cash from net long-term debt activity. The result was a net decrease in cash and cash equivalents of $293,772 for the first quarter compared to a net decrease of $2,766 in the prior year first quarter.

   The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 1999 are expected to total approximately $2,500,000, compared to $554,923 for fiscal 1997. The significant increase is due principally to the construction of an addition at the Company's Port Washington facility and the implementation of a new enterprise resource planning system. The Company also intends to sell its Cedarburg facility. The Company's asking price for the facility is $1,350,000, although there can be no assurance as to when or if this facility may be resold.

   The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.

   Year 2000 Issues

   As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to select and implement a new enterprise resource planning ("ERP") system that will properly recognize the Year 2000 problem. This project involves replacing certain hardware and software maintained by the Company. Management expects to complete this project in early 1999. The Company estimates that the total cumulative cost of the project will be approximately $500,000 and will be funded through the Company's operating cash flows or the existing bank line of credit. Purchased ERP system hardware and software, approximately $350,000 of the total estimated cost, will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are currently, and will continue to be, expensed as incurred.

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


                                      EDISON CONTROL CORPORATION
                                           (Registrant)



   Date:  May 29, 1998               /s/   Jay R. Hanamann
                                           Jay R. Hanamann
                                       (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index

   Exhibit No.                 Description

   27.                          Financial Data Schedule.