Form 10-Q
period 1998-07-31
EDISON CONTROLS CORP
filed 1998-09-04
CIK 795968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended July 31, 1998

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________

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

   Common Stock, $.01 par value: 2,346,933 as of July 31, 1998

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                           Exhibit Reference
                                                           or Form 10-Q
                                                           Page Number

                          Part I Financial Information

   Item 1 Financial Statements

   Consolidated Balance Sheets                             Pages 2-3
        July 31, 1998 (Unaudited) and
        January 31, 1998

   Consolidated Statements of Income                       Page 4
        Three and six months ended July 31,
        1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows                   Pages 5-6
        Six months ended July 31,
        1998 and 1997 (Unaudited)

   Notes to Consolidated Financial Statements              Pages 7-9
        (Unaudited)

   Item 2 Management's Discussion and Analysis of          Pages 9-12
        Operations and Financial Condition

                            Part II Other Information

   Item 4  Submission of Matters to a Vote of
        Security Holders                                   Page 12

    Item 6 Exhibits and Reports on Form 8-K                Page 12 and
                                                           Exhibit Index

                                     PART I.
   Item 1.  Financial Statements

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1998 and January 31, 1998

                                                      July 31,   January 31,
                                                        1998        1998
                                                    (Unaudited)
   ASSETS
   Current Assets:
      Cash and cash equivalents                    $   603,334   $ 1,037,288
      Investments                                      190,000       190,000
      Trading securities                             4,293,755     3,653,763
      Trade accounts receivable, net                 3,725,227     2,995,637
      Receivable from affiliates                        97,580       103,482
      Inventories, net                               6,391,454     5,974,302
      Prepaid expenses and other assets                166,151       193,099
      Refundable income taxes                                0        81,182
      Deferred financing costs                         880,903       983,333
                                                    ----------    ----------
         Total current assets                       16,348,404    15,212,086

   Investment in and advances to affiliate             458,150       433,150

   Other Assets:
      Prepaid pension                                  229,134       283,134
      Deferred financing costs                               0       389,236
                                                    ----------    ----------
         Total other assets                            229,134       672,370
   Property, plant and equipment, net                7,198,923     6,945,103

   Goodwill (net of amortization)                    8,806,446     8,922,576

   Organizational/finance costs (net of
     amortization)                                     127,509       170,672
                                                    ----------    ----------
   TOTAL ASSETS                                    $33,168,566   $32,355,957
                                                   ===========   ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Trade accounts payable                       $ 1,545,927   $ 1,261,244
      Accrued compensation                             588,667       781,566
      Taxes other than income taxes                     58,532        29,985
      Other accrued expenses                           492,553       555,045
      Income taxes payable                             242,266             0
      Deferred income tax                              110,000       115,000
      Deferred compensation                            754,250       754,250
      Current maturities on long-term debt             841,664       841,664
                                                    ----------    ----------
        Total current liabilities                    4,633,859     4,338,754

   Long-term debt, less current maturities          12,686,718    13,181,678

   Deferred income taxes                                60,000       245,000
                                                    ----------    ----------
   TOTAL LIABILITIES                                17,380,577    17,765,432

   Shareholders' Equity:
   Preferred stock, $.01 par value: 1,000,000 shares
      authorized, none issued                                0             0
   Common stock, $.01 par value: 20,000,000 and
      10,000,000 shares authorized, respectively,
       issued and outstanding 2,346,933 and
       2,275,933 shares, respectively                   23,469        22,759
   Additional paid-in capital                       10,193,225    10,016,435
   Retained earnings                                 5,570,390     4,558,493
   Accumulated other comprehensive income                  905        (7,162)
                                                    ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                       15,787,989    14,590,525
                                                    ----------    ----------
   TOTAL LIABILITIES AND EQUITY                    $33,168,566   $32,355,957
                                                   ===========   ===========

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)

                                 Three Months Ended      Six Months Ended
                                       July 31,              July 31,
                                 1998        1997        1998        1997

   NET SALES                  $6,881,676  $5,370,762 $13,607,290 $11,077,993

   COST OF GOODS SOLD          4,228,026   3,373,648   8,681,459   7,056,400
                               ---------   ---------  ----------   ---------
   GROSS PROFIT                2,653,650   1,997,114   4,925,831   4,021,593

   OTHER OPERATING EXPENSES:
     Selling, engineering and
      administrative expenses  1,133,747   1,085,678   2,326,296   2,168,449
     Stock option amortization         0     109,995           0     298,558
     Goodwill and organizational/
      finance cost amortization   79,646      79,635     159,292     159,270
                               ---------   ---------  ----------   ---------
      Total other operating
       expenses                1,213,393   1,275,308   2,485,588   2,626,277
                               ---------   ---------  ----------   ---------

   OPERATING INCOME            1,440,257     721,806   2,440,243   1,395,316

   OTHER EXPENSE (INCOME):
     Interest expense            237,882     281,895     506,085     592,879
     Realized gains on
      trading securities        (238,321)   (418,829)   (226,071)   (223,141)
     Unrealized losses (gains)
      on trading securities      642,526    (792,959)     19,746    (356,059)
     Stock warrant amortization  245,834     245,832     491,667     491,667
     Miscellaneous income        (62,386)    (16,405)   (101,557)    (38,577)
                               ---------   ---------  ----------   ---------
      Total other expense
       (income)                  825,535    (700,466)    689,870     466,769
                               ---------   ---------  ----------   ---------
   INCOME BEFORE INCOME TAXES    614,722   1,422,272   1,750,373     928,547

   INCOME TAXES                  257,570     572,788     738,476     392,828
                               ---------   ---------  ----------   ---------
   NET INCOME                   $357,152    $849,484  $1,011,897    $535,719
                               =========   =========  ==========   =========
   Net income per share-basic       $.15        $.37        $.44        $.24

   Net income per share-diluted     $.12        $.32        $.35        $.20


                            See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)

                                                        1998         1997
   Net income                                        $1,011,897   $  535,719
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                   1,014,702    1,286,894
      Provision for doubtful accounts                    20,669       57,546
         Loss on sale of equipment                        3,592            -
      Realized gain on sales of trading securities     (226,071)    (223,141)
      Unrealized loss (gain) on trading securities       19,746     (356,059)
      Purchases of trading securities                (2,013,187)  (2,416,312)
      Proceeds from the sale of trading securities    1,579,520    2,867,187
      Equity in earnings of affiliate                   (55,000)     (20,000)

   Changes in assets and liabilities:
      Accounts receivable                              (750,259)    (183,245)
      Receivable from affiliate                           5,902       86,917
      Inventories                                      (417,152)    (150,094)
      Prepaid expenses and other assets                  80,948       76,078
      Trade accounts payable                            284,683      143,469
      Accrued compensation                             (192,899)     (44,769)
      Taxes other than income taxes                      28,547       10,881
      Accrued expenses                                  (62,491)      62,448
      Deferred income taxes                            (190,000)    (194,000)
      Income taxes payable                              323,448      (28,328)
                                                     ----------   ----------
         Total adjustments                             (545,302)     975,472
                                                     ----------   ----------
   NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              466,595    1,511,191
                                                     ----------   ----------
   Cash flows from investing activities:
      Additions to plant and equipment                 (632,422)    (216,638)
      Maturity of certificate of deposit                      0       94,000
      Proceeds from sale of equipment                    11,267            0
                                                     ----------   ----------
   NET CASH USED IN INVESTING ACTIVITIES               (621,155)    (122,638)
                                                     ----------   ----------
   Cash flows from financing activities:
      Proceeds from issuance of long-term debt       $  600,000   $        0
      Principal payments on long-term debt           (1,094,960)  (1,558,437)
      Payments received from affiliates                  30,000
      Stock options exercised                           177,500            0
                                                     ----------   ----------
   NET CASH USED IN FINANCING ACTIVITIES               (287,460)  (1,558,437)
                                                     ----------   ----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                8,066       62,430
                                                     ----------   ----------
   NET DECREASE IN CASH AND CASH EQUIVALENTS           (433,954)    (107,454)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,037,288      772,008
                                                     ----------   ----------

   CASH AND CASH EQUIVALENTS, END OF PERIOD          $  603,334   $  664,554
                                                     ----------   ----------
   Supplemental disclosure of cash flow information:

   Cash paid during the period for income taxes      $  605,028   $  615,156
   Cash paid during the period for interest             504,044      567,866

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

   Note 1 -  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending July 31, 1998 are not necessarily indicative of the results that may be expected for other interim periods or the year ending January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

   Note 2 -  Nature of Business and Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

   Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates of exchange prevailing during the year. Adjustments resulting from the translation of financial statements of the foreign operations are included as accumulated other comprehensive income in the equity section of the accompanying consolidated balance sheets.

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

   Net income per share - Effective for 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 1997. Net income per share for the three and six month periods ended July 31, 1997 has been restated to comply with SFAS No. 128. Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and six-month periods ended July 31, 1998 and 1997 are summarized as follows:

                                  Three Months Ended       Six Months Ended
                                         July 31,               July 31,
                                    1998        1997      1998         1997
   Net income per share basic:
      Net income (numerator)    $ 357,152   $ 849,484  $1,011,897   $ 535,719

      Weighted average shares
       outstanding
       (denominator)            2,326,283   2,275,933   2,301,373   2,275,933

      Net income per
       share-basic                  $ .15       $ .37       $ .44       $ .24

   Net income per
    share-diluted:
      Net income (numerator)    $ 357,152   $ 849,484  $1,011,897   $ 535,719

      Weighted average shares
       outstanding
       (denominator)            2,326,283   2,275,933   2,301,373   2,275,933

      Effect of dilutive
       securities:
          Stock options           188,020      52,387     179,510      85,114
          Stock warrants          382,118     290,521     385,346     308,245
      Weighted average shares
       outstanding
       (denominator)            2,896,421   2,618,841   2,866,229   2,669,292

      Net income per
       share-diluted                $ .12       $ .32       $ .35       $ .20


   Comprehensive Income- Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $277,000 and $876,000 for the three month periods ending July 31, 1998 and 1997, respectively, and approximately $1,020,000 and $598,000 for the six-month periods ended July 31, 1998 and 1997, respectively.

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

   Net sales for the quarter ended July 31, 1998 increased $1,510,914 (28.1%) to $6,881,676 compared with the same period of the prior year. For the first six months of the year, net sales increased $2,529,297 (22.8%) to $13,607,290. Strong domestic sales at ConForms, large project sales at Ultra Tech and the inclusion of sales from the Company's Malaysian operation, which started in October 1997, accounted for the increase.

   As a percentage of net sales, gross margin for the quarter increased to 38.6% from 37.2% due to improved pricing on Ultra Tech sales and improved fixed cost coverage from the increased sales volume at ConForms. Gross margin for the six months ended July 31, 1998 was 36.2% compared to 36.3% for the six months ended July 31, 1997. Selling, engineering and administrative expenses as a percentage of sales improved to 16.5% and 17.1% for the three and six-month periods ended July 31, 1998 compared to 20.2% and 19.6% for the same periods last year. This improvement was primarily due to leveraging higher sales volumes with minimal increases in selling, engineering and administrative expenses.

   Interest expense decreased to $237,882 and $506,085 for the three and six-month periods ended July 31, 1998 compared to $281,895 and $592,879 for the similar periods ended July 31, 1997. This change resulted from a reduction of outstanding debt from the same period last year.

   The net loss on trading securities of $404,205 for the quarter ended
   July 31, 1998 compared to last year's net gain of $1,211,788 accounted for the major change in the Company's pre-tax income for the quarter ended July 31, 1998. For the six months ended July 31, 1998, the net gain was $206,325 compared to a net gain on trading securities of $579,200 for the same period last year. The principal reason for the decrease was related to the decrease in the market values of Cendant, Glenayre Technologies, Inc. and VIVUS, which was offset by an increase in market value of US Trust Corporation. Trading securities at July 31, 1998 consisted of the following:

                                                  Number of         Market
   Name of Issuer/Title of Issue                     Shares          Value
   Common Stocks:
        Cendant Corp.                                30,000     $  519,375
        Comsat Corp.-Series 1                           500         15,375
        Equity One Inc.                              10,000         91,250
        General Motors Corp.                          5,000        213,125
        Glenayre Technologies, Inc.                  40,000        327,500
        NCR Corp.                                    10,000        338,750
        Panavision, Inc. (New)                          304          7,068
        Raytheon (spin-off from GM)                   2,812        152,375
        Sun International Hotels                     10,100        441,875
        Talbots, Inc.                                 2,000         46,750
        US Trust Corporation                         25,000      2,007,812
        VIVUS                                        20,000        132,500
                                                                ----------
   Total                                                        $4,293,755
                                                                ==========

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

   The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $650,959 for the six months ended July 31, 1998 compared to $949,495 for the prior year. This reduction was due to the deferred compensation for stock options granted in connection with the ConForms' acquisition being fully amortized as of June 21, 1997. The total amortization of these non-cash charges for the year ended January 31, 1999 is expected to approximate $1,300,000.

   The Company recorded tax expense of $738,476 for the six months ended July 31, 1998, which represents an estimated annual effective rate of 42.2% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

   Net income for the quarter ended July 31, 1998 of $357,152, or $.15 and $.12 per basic and diluted share, respectively, was a decrease of $492,332 compared to net income of $849,484, or $.37 and $.32 per basic and diluted share, respectively, for the comparable period of the prior year. This change was principally due to the net loss on trading securities for the quarter compared to last year's net gain for the quarter. For the six months ended July 31, 1998, net income was $1,011,897, or $.44 and $.35 per basic and diluted share, respectively, compared to net income of $535,719, or $.24 and $.20 per basic and diluted share, respectively, in the comparable period of the prior year. This change was the result of a 74.9% increase in operating income that was offset by a 64.4% decrease on the net gain on trading securities.

   Liquidity and Capital Resources

   The Company generated $466,595 in cash from operations during the first six months of 1998. The Company used $632,422 in cash to acquire capital equipment and $494,960 in cash to pay back long-term debt. The Company also received $177,500 from the exercise of stock options during May 1998. The result was a net decrease in cash and cash equivalents of $433,953 for the six months compared to a net decrease of $107,454 in the prior year's first six months. The difference between the two periods was attributable to the increased capital spending and increases in accounts receivable and inventories caused by the significant increase in sales activity.

   The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending
   January 31, 1999 are expected to total approximately $2,500,000 compared to $554,923 for fiscal 1997. The significant increase is due principally to the construction of an addition at the Company's Port Washington facility and the implementation of a new enterprise resource planning system. The Company also intends to sell its Cedarburg facility. The Company's asking price for the facility is $1,350,000, although there can be no assurance as to when or if this facility may be sold.

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


                                    PART II.

   Item 4.  Submission of Matters to a Vote of Security Holders

   On June 9, 1998, the Company held its 1998 Annual Meeting of Shareholders. Of the 2,275,933 shares issued and outstanding, holders of 2,007,276 shares were present, represented in person or by proxy. Two matters required vote by the security holders. First, Robert L. Cooney, John J. Delucca, William B. Finneran, Alan J. Kastelic, Mary E. McCormack, Jay J. Miller, and William C. Scott were elected to the Board of Directors (2,003,776 votes for each and 3,500 votes withheld for each). The other matter requiring a vote related to the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value, of the Company from 10,000,000 to 20,000,000. A majority of the votes cast by shareholders were voted in favor of the amendment (1,991,526 votes for, 15,750 votes against). There were no broker non-votes to the Company's knowledge.

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

                                      EDISON CONTROL CORPORATION

                                      (Registrant)


   Date: September 4, 1998            /s/  Jay R. Hanamann
                                           Jay R. Hanamann
                                      (Chief Financial Officer)

                           Edison Control Corporation
                                  Exhibit Index

   Exhibit No.    Description

   3.(i)(a)       Amendment to the Company's Certificate of Incorporation.
   3.(i)(b)       Certificate of Incorporation of the Company, effective
                  June 15, 1998.
   27.            Financial Data Schedule.