Form 10-Q
period 1998-10-31
EDISON CONTROLS CORP
filed 1998-12-07
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 1998

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

                               777 Maritime Drive
                                   PO Box 308
                         Port Washington, WI 53074-0308
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 268-6800
              (Registrant's telephone number, including area code)
                            W60 N151 Cardinal Avenue
                                   PO Box 326
                            Cedarburg, WI 53012-0326
                                 (414) 377-6565

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

Common Stock, $.01 par value:  2,346,933 as of October 31, 1998
---------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                  Page Number


                          Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets                                       Pages 2 & 3
         October 31, 1998 (Unaudited) and
         January 31, 1998

Consolidated Statements of Operations                             Page 4
         Three and nine months ended October 31,
         1998 and 1997 (Unaudited)

Consolidated Statements of Cash Flows                             Pages 5 & 6
         Nine months ended October 31,
         1998 and 1997 (Unaudited)

Notes to Consolidated Financial Statements                        Pages 7-9
         (Unaudited)

Item 2 Management's Discussion and Analysis of                    Pages 9-12
------
         Operations and Financial Condition

                            Part II Other Information

Item 6 Exhibits and Reports on Form 8-K                           Page 12 and
------                                                            Exhibit Index

PART I.
Item 1
Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 1998 and January 31, 1998


                                             October 31,          January 31,
                                                 1998               1998
                                                 ----               ----
                                             (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents           $ 1,163,004          $ 1,037,288
         Investments                             190,000              190,000
         Trading securities                    2,770,817            3,653,763
         Trade accounts receivable, net        3,587,641            2,995,637
         Receivable from affiliates              130,377              103,482
         Inventories, net                      6,907,677            5,974,302
         Prepaid expenses and other assets        78,131              193,099
         Refundable income taxes                   9,789               81,182
         Deferred income taxes                   205,000                    0
         Deferred financing costs                635,070              983,333
                                                 -------              -------
         Total current assets                 15,677,506           15,212,086


Investment in and advances to affiliate          422,427              433,150

Other Assets:
         Prepaid pension                         202,134              283,134
         Deferred income taxes                    40,000                    0
         Deferred financing costs                      0              389,236
                                                       -              -------
            Total other assets                   242,134              672,370

Property, plant and equipment, net             8,544,673            6,945,103

Goodwill (net of amortization)                 8,748,382            8,922,576

Organizational/finance costs (net of
  amortization)                                  105,928              170,672
                                                 -------              -------


TOTAL ASSETS                                 $33,741,050          $32,355,957
                                             ===========          ===========


                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 1998 and January 31, 1998

                                   (Continued)

                                                     October 31,     January 31,
                                                        1998             1998
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                      $ 1,436,340   $ 1,261,244
         Accrued compensation                            732,050       781,566
         Taxes other than income taxes                    42,283        29,985
         Other accrued expenses                          483,801       555,045
         Deferred income taxes                                 0       115,000
         Deferred compensation                           754,250       754,250
         Current maturities on long-term debt            701,151       841,664
                                                      ----------     ---------
Total current liabilities                              4,149,875     4,338,754

Long-term debt, less current maturities               13,822,375    13,181,678

Deferred income taxes                                          0       245,000
                                                              --     ---------

TOTAL LIABILITIES                                     17,972,250    17,765,432


Stockholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                     0             0
Common stock, $.01 par value: 20,000,000 and
   10,000,000 shares authorized, respectively,
    issued and outstanding 2,346,933 and 2,275,933
    shares, respectively                                  23,469        22,759
Additional paid-in capital                            10,193,225    10,016,435
Retained earnings                                      5,447,892     4,558,493
Accumulated other comprehensive income                   104,214        (7,162)
                                                      ----------   -----------

TOTAL STOCKHOLDERS' EQUITY                            15,768,800    14,590,525
                                                      ------------  ----------


TOTAL LIABILITIES AND EQUITY                        $ 33,741,050  $ 32,355,957
                                                    =============   ==========




                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                               October 31,                    October 31,

                                         1998           1997             1998              1997
                                         ----           ----             ----              ----
NET SALES                              $6,498,890     $7,048,009      $20,106,180       $18,126,002


COST OF GOODS SOLD                      4,134,410      4,264,589       12,815,869        11,320,989
                                        ---------      ---------       ----------        ----------

2.       GROSS PROFIT                   2,364,480      2,783,420        7,290,311        6,805,013


OTHER OPERATING EXPENSES:
  Selling, engineering and
      administrative expenses           1,137,889      1,045,597        3,464,185         3,214,046

  Stock option amortization                     0              0                0           298,558

  Goodwill and organizational/
       finance cost amortization           79,646         79,635          238,938           238,905
                                           ------         ------          -------           -------

   Total other operating expenses       1,217,535      1,125,232        3,703,123         3,751,509
                                        ---------      ---------        ---------         ---------

3.       OPERATING INCOME               1,146,945      1,658,188        3,587,188         3,053,504


OTHER EXPENSE (INCOME):
  Interest expense                        219,798        274,859          725,883           867,738
  Realized losses (gains) on
      trading securities                   91,219       (96,022)        (134,852)         (319,163)
  Unrealized losses on
      trading securities                  803,614        407,178          823,360            51,119
  Stock warrant amortization              245,833        245,833          737,500           737,500

  Miscellaneous income                   (38,883)       (76,273)        (140,440)         (114,850)
                                         --------       --------        ---------         ---------
   Total other expense                  1,321,581        755,575        2,011,451         1,222,344
                                        ---------        -------        ---------         ---------

 (LOSS) INCOME BEFORE
4.         INCOME TAXES (CREDIT)        (174,636)        902,613        1,575,737         1,831,160



INCOME TAXES (CREDIT)                    (52,138)        392,397          686,338           785,225
                                         --------        -------          -------           -------



NET (LOSS) INCOME                      $(122,498)       $510,216         $889,399        $1,045,935
                                       ==========       ========         ========        ==========


Net (loss) income per share-basic          ($.05)           $.22             $.38              $.46

Net (loss) income per share-diluted        ($.05)           $.19             $.31              $.39


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)


                                                       1998            1997
                                                       ----            ----
Net income                                             $889,399     $1,045,935

Adjustments   to  reconcile  net  income  to
net  cash  provided  by  operating activities:
     Depreciation and amortization                    1,503,921      1,782,027
     Loss on sale of equipment                            3,592              0
     Provision for doubtful accounts                     54,375         80,353
     Realized gain on sales of trading securities     (134,852)      (319,163)
     Unrealized loss on trading securities              823,360         51,119
     Purchases of trading securities                (2,013,188)    (3,608,474)
     Proceeds from the sale of trading securities     2,207,626      3,998,444
     Equity in earnings of affiliate                   (80,000)       (54,000)

Changes in assets and liabilities:
     Accounts receivable                              (646,379)    (1,439,958)
     Receivable from affiliate                         (26,895)        115,017
     Inventories                                      (933,375)      (473,686)
     Prepaid expenses and other assets                  195,968        128,386
     Trade accounts payable                             175,096        290,378
     Accrued compensation                              (49,516)         59,930
     Taxes other than income taxes                       12,298         58,164
     Accrued expenses                                  (71,244)        200,001
     Deferred income taxes                            (605,000)      (449,000)
     Income taxes payable                                71,393        306,640
                                                         ------        -------

        Total adjustments                               487,180        726,178
                                                        -------        -------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                             1,376,579      1,772,113
                                                      ---------      ---------

Cash flows from investing activities:
     Additions to plant and equipment               (2,141,913)      (347,506)
     Proceeds from sale of equipment                     11,267              0
     Maturity of certificate of deposit                       0         94,000
                                                              -         ------

NET CASH USED IN INVESTING
     ACTIVITIES                                     (2,130,646)      (253,506)
                                                    -----------      ---------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)

                                   (Continued)

                                                        1998            1997
                                                        ----            ----

Cash flows from financing activities:
     Proceeds from issuance of long-term debt       $1,775,000        $400,000
     Principal payments on long-term debt          (1,274,816)     (1,764,831)
     Payments received from affiliates                  90,723               0
     Stock options exercised                           177,500               0
                                                       -------               -

NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                              768,407     (1,364,831)
                                                       -------     -----------

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                          111,376          43,174
                                                       -------          ------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                              125,716         196,950

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                             1,037,288         772,008
                                                     ---------         -------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $1,163,004        $968,958
                                                    ==========       =========


Supplemental disclosure of cash flow information:

     Cash paid during the period for income taxes   $1,219,945        $927,585
     Cash paid during the year for interest            718,379         845,655




                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending October 31, 1998 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers. JABCO primarily leases property and equipment to the above operations.

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

Net income (loss) per share - Effective for 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which established new standards for the calculation of net income (loss) per share effective for interim and annual periods ending after December 1997. Net income
(loss) per share for the three and nine-month periods ended October 31, 1997 has been restated to comply with SFAS No. 128. Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and nine-month periods ended October 31, 1998 and 1997 are summarized as follows:
The stock options and warrants were antidilutive for the three months ended October 31, 1998.

                                                 Three Months Ended                 Nine Months Ended
                                                     October 31,                       October 31,
                                                1998           1997       1998             1997
                                                ----           ----       ----             ----
Net (loss) income per share-basic:
      Net (loss) income (numerator)         ($122,498)      $ 510,216      $ 889,399    $ 1,045,935

      Weighted average shares
         outstanding (denominator)           2,346,933      2,275,933      2,310,913      2,275,933

      Net (loss) income per share-basic         ($.05)          $ .22          $ .38          $ .46

Net (loss) income per share-diluted:
      Net (loss) income (numerator)         ($122,498)      $ 510,216      $ 889,399     $1,045,935

      Weighted average shares
         outstanding (denominator)           2,346,933      2,275,933      2,310,913      2,275,933

      Effect of dilutive securities:
         Stock options                               0        125,660        183,401         98,918
         Stock warrants                              0        326,802        391,270        314,858
      Weighted average shares
         outstanding (denominator)           2,346,933      2,728,395      2,885,584      2,689,709

      Net (loss) income per share-diluted       ($.05)          $ .19          $ .31          $ .39

         Comprehensive Income- Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. Total comprehensive income (loss), which was comprised of net income (loss) and foreign currency translation adjustments, amounted to approximately ($19,000) and $491,000 for the three-month periods ended October 31, 1998 and 1997, respectively, and approximately $1,001,000 and 1,089,000 for the nine-month periods ended October 31, 1998 and 1997, respectively.

         Reclassifications  -  Certain  reclassifications  have been made to the
prior   periods'   financial   statements  to  conform  with  the  current  year
presentation.

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition

Certain   matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, economic or political conditions in the countries in which the Company does business, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms, economic factors affecting the Company's customer base and stock price variations affecting the Company's securities trading portfolio. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Net sales for the quarter ended October 31, 1998 decreased $549,119 (7.8%) to $6,498,890 compared with $7,048,009 for the same period of the prior year. Large project sales to power and phosphate industry customers at Ultra Tech in the quarter ended October 31, 1997 accounted for the decrease. For the first nine months of the year, net sales increased $1,980,178 (10.9%) to $20,106,180 compared to $18,126,002 for the same period of the prior year. Strong domestic sales at ConForms and the inclusion of sales from the Company's Malaysian operation, which started in October 1997, accounted for the increase.

As a percentage of net sales, gross margin decreased to 36.4% and 36.3% for the three and nine-month periods ended October 31, 1998 compared to 39.5% and 37.5% for the three and nine-month periods ended October 31, 1997. This was due to product mix variations and the increase of lower margin foreign sales. Selling, engineering and administrative expenses for the quarter increased to $1,137,889 from $1,045,597. The increase was mainly due to increased sales and marketing expenses relating to foreign sales. Selling engineering and administrative expenses represented 17.2% and 17.7% of net sales for the nine-month periods ended October 31, 1998 and 1997, respectively.

Interest expense was $219,798 and $725,883 for the three-and nine-month periods ended October 31, 1998 compared to $274,859 and $867,738 for the three and nine-month periods ended October 31, 1997. This change resulted from a reduction of the average outstanding debt from the same periods last year.

The net loss on trading securities was $894,833 for the quarter ended October 31, 1998 compared to last year's net loss of $311,156. For the nine months ended October 31, 1998, the net loss was $688,508, compared to a net gain of $268,044 for the same period last year. A major reason for the decrease for the quarter ended October 31, 1998 was related to the decrease in the market value of the Company's holdings in Cendant and US Trust Corporation. A major reason for the decrease for the nine months ended October 31, 1998 was related to the decrease in the market value of the Company's holdings in Cendant, Glenayre Technologies and VIVUS, Inc. Trading securities at October 31, 1998 consisted of the following:
                                           Number of             Market
Name of Issuer/Title of Issue               Shares               Value
Common Stocks:

     Cendant Corp.                         20,000         $   228,750
     Equity One Inc.                        9,500              86,687
     Glenayre Technologies, Inc.           40,000             240,000
     Panavision Inc.                          304               4,845
     Raytheon                               2,812             157,472
     Sun International Hotels              10,100             404,000
     US Trust Corporation                  25,000           1,592,188
     VIVUS                                 20,000              56,875
                                                            ---------

Total                                                     $ 2,770,817
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

The amortization of goodwill, financing costs, stock options and stock warrants created a total non-cash charge of $976,438 for the nine months ended October 31, 1998 compared to $1,274,963 for the prior year. This reduction was due to the deferred compensation for stock options granted in connection with the ConForms' acquisition being fully amortized as of June 21, 1997. The total amortization of all these non-cash charges for the year ended January 31, 1999 is expected to approximate $1,300,000.

The Company recorded tax expense of $686,338 for the nine months ended October 31, 1998, which represented the estimated annual effective rate of 43.6% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net loss of $122,498, or $.05 per basic and diluted share, for the quarter ended October 31,1998 represented a decrease of $632,714 from net income of $510,216, or $.22 and $.19 per basic and diluted share, respectively, for the comparable period of the prior year. The decrease in net income of $632,714 for the quarter was due largely to the $583,677 net increase of trading securities losses to $894,833 for the quarter ended October 31, 1998 from $311,156 for the same period of the prior year. For the nine months ended October 31, 1998, net income was $889,399, or $.38 and $.31 per basic and diluted share, respectively, compared to net income of $1,045,935, or $.46 and $.39 per basic and diluted share, respectively, in the prior year. The reason for the decrease in net income for the nine month period ended October 31, 1998 was the unfavorable change in trading security performance of $956,552 which more than offset the 17.5% increase in operating earnings of $533,684.

Liquidity and Capital Resources

The Company generated $1,376,579 in cash from operations during the first nine months of 1998. The Company used $2,141,913 of cash to acquire capital equipment, mostly for the new building addition in Port Washington and the new enterprise resource planning (ERP) system, and received 500,184 in cash from net long-term debt activity. The Company also received $177,500 from the exercise of stock options during May 1998. The result was a net increase in cash and cash equivalents of $125,716 for the first nine months of 1998 compared to a net increase of $196,950 in the prior year's first nine months

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 1999 are expected to total approximately $2,900,000 compared to $554,923 for fiscal 1997. The significant increase was due principally to the construction of an addition at the Company's Port Washington facility and the implementation of a new ERP system. The Company also intends to sell its Cedarburg facility. The Company's asking price for the facility is $1,350,000, although there can be no assurance as to when or if this facility may be sold.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.


Year 2000 Issues

The Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to implement the new ERP system that will properly recognize the Year 2000 problem. This project involves replacing certain hardware and software maintained by the Company. The Company expects to complete this project in early 1999. If problems arise in early 1999 in implimenting this system, then contingency plans will be developed in the first quarter of 1999.

The Company estimates that the total cumulative cost of this project will be approximately $500,000, and will be funded through the Company's operating cash flows or its existing bank line of credit. Purchased ERP system hardware and software, approximately $350,000 of the total estimated cost, will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are currently, and will continue to be, expensed as incurred.

The Company has not formally communicated with all its customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to address Year 2000 issues. The Company does not anticipate any materially adverse affect on its business due to Year 2000 problems encountered by its customers or vendors; however, there can be no assurances that it's business will not be materialy adversely affected by such problems.


PART II
Item 6.
Exhibits
The Exhibits filed or incorporated  by reference  herein are as specified in the
Exhibit Index.

Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter to which the report relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    EDISON CONTROL CORPORATION
                                                            (Registrant)



Date: December 7, 1998                              /s/     Jay R. Hanamann
                                                    -----------------------
                                                            Jay R. Hanamann
                                                    (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index



Exhibit No.                 Description

27.                         Financial Data Schedule.