Form 10-K405
period 1999-01-31
EDISON CONTROLS CORP
filed 1999-04-21
CIK 795968

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 0-14812

                           EDISON CONTROL CORPORATION
             (Exact name of registrant as specified in its charter)

              New Jersey                              22-2716367
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

             777 Maritime Drive                         53074-0308
                 PO Box 308                             (Zip Code)
          Port Washington, Wisconsin
    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  414-268-6800
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                     Common stock, par value $.01 per share
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No
       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
       Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 1999 was $10,258,456.
       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999: 2,346,933 shares of common stock, par value $.01 per share.

                       Documents Incorporated by Reference

1.     Portions  of  Edison   Control   Corporation's   1998  Annual  Report  to
       Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K.

2. Portions of Edison Control Corporation's Notice of Annual Meeting and Proxy Statement for the Registrant's 1999 Annual Meeting scheduled to be held on June 8, 1999 are incorporated by reference into Part III of this Form 10-K.


--------------------------------------------------------------------------------

                                     PART I

                Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, economic or political conditions in the countries in which the Company does business, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms and economic factors affecting the Company's security trading portfolio. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Company conducts its business through its ConForms' divisions. ConForms, the Company's principal operating unit, designs, manufactures and distributes concrete pumping systems and accessories. Ultra Tech is engaged in the manufacturing and marketing of abrasion resistant piping systems. Abrasion resistant hardened pipe is used extensively in mining, pulp and paper mills, wastewater treatment plants and coal-fired electric utility plants, as well as in concrete pumping applications. Gilco is engaged in the manufacturing and marketing of a broad line of concrete and mortar/plaster mixers for a broad segment of industries.

                                    ConForms

Most of ConForms' manufacturing operations and all of its administrative functions are located at the Company's headquarters in Port Washington, Wisconsin, which is approximately 25 miles north of Milwaukee. ConForms operates three branch warehouses for light manufacturing and distribution of its products. The warehouses are located in Gardena, California; Newport, Wales, United Kingdom; and Johor Bahru, Malaysia. ConForms also owns a 50% interest in South Houston Hose Company, a Houston, Texas based distributor of concrete pumping accessories, industrial hoses and a variety of fittings for other markets.

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

ConForms manufactures over 7,000 finished products, although approximately 500 products constitute approximately 80% of ConForms' sales. To its knowledge, ConForms is the only complete source of system components and accessories needed to pump and place concrete. ConForms' products include straight pipe sections in a variety of lengths, diameters, wall thicknesses, degrees of hardness, and fittings. In addition, ConForms' products include couplings, reducers, bends, elbows and valves in various sizes and styles. Specially made rubber hose in a variety of sizes and configurations is included in ConForms' product base. The line also includes equipment, which is tailor-made for particular applications, such as bridge-deck spreaders, krete-placers, hydraulic diversion discharge valves, and customized equipment used in tunnel construction.

Marketing

ConForms' products, which account for approximately 77% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. Approximately 95% of all orders are received over the telephone.

Export sales accounted for approximately 19.7% of ConForms' business for the year ended January 31, 1999, compared to 21.3% in the prior year. International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of concrete pump manufacturers (19%), pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (33%), dealers (28%), pumping contractors (14%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (6%).

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1999.

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

ConForms order backlog on March 31, 1999 and 1998 was approximately $965,000 and $790,000, respectively; all of which should be completed prior to the end of the current fiscal year.

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

Ultra Tech has developed a line of hardened and overlay pipe products available in varying diameters, lengths and configurations which prolong the life of a piping system, regardless of particular wear characteristics found in the pumping system. The Company uses low alloy steel pipe, advanced heat-treating technology and metallurgical principles to produce both UT600 and UT500 induction-hardened pipe. Both of these products have a hard, abrasion resistant inner wall and a more ductile outer layer. For pure abrasion applications, UT600 provides outstanding wear resistance. UT600 induction-hardened pipe is made from a raw steel pipe of a proprietary chemistry. The pipe is induction heated, then water quenched on the inner wall. In applications involving impact or shock loading, UT500 offers more ductility while maintaining a hard innerwear surface. For applications where abrasion from shear and erosion are extreme, UltraWeld Overlay is considered for superior wear resistance. The result is a surface possessing an excellent combination of high resistance to erosion, severe abrasion and moderate impact strength.

In August 1995, Ultra Tech began production at a new induction-hardening plant owned by its affiliate, JABCO, LLC in Port Washington, Wisconsin. Port
Washington is approximately 25 miles north of Milwaukee. Ultra Tech's new equipment increased the size range of pipe it can process from 24 inches to 40 inches in diameter and reduced processing time by approximately 50%.

Marketing

Ultra Tech products,  which account for  approximately  14% of the Company's net
sales,  are  marketed   through  Company  sales  and  marketing   personnel  and
distributors. Regular advertising is placed in various trade journals.

Ultra Tech's export sales for the year ended January 31, 1999 and 1998 accounted for approximately 3.3% and 10.8% of Ultra Tech's net sales, respectively.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Secondary influence is felt in the processing industries such as dredging, foundries, steel, cement, sludge and grain handling. However, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1999.

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

Ultra Tech's order backlog on March 31, 1999 and 1998 was approximately $705,000 and $1,025,000, respectively; all of which is to be completed prior to the end of the current fiscal year.

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

Gilco's mixers are built to maintain high production with the densest mixes in the toughest conditions. The mixers feature a square paddle shaft, steel blades/adjustable wipers and a reinforced tubular steel frame. They also feature a dual-belt drive and a completely enclosed extra heavy-duty gear drive with automotive style clutch or a fully automatic hydraulic transmission. Gilco's new polyurethane liners can be ordered across several mixer lines. Mixers are driven by gas-powered engines or electric motors.

Gilco occupies a 50,000 square foot factory owned by the Company in Grafton, Wisconsin. Grafton is approximately 20 miles north of Milwaukee.

Marketing

Gilco markets its products, which account for approximately 9% of the Company's sales, through inside sales personnel, direct mail, trade magazine advertisements and referrals. This is in addition to its existing distributor and retail channels. Gilson mixers are positioned at the high quality, high price end of the market.

Gilco's export sales accounted for approximately 1% and 2% of Gilco's net sales volume during the years ended January 31, 1999 and 1998, respectively.

Customers

Approximately 48% of Gilco's sales are to construction equipment dealers. Another 18% are sold direct to masons, plasterers, general contractors and other end users. Retail outlets account for about 20% of Gilco's business. The remaining 14% are sold to government agencies, rental yards, and other equipment manufacturers.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 1999.

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

Gilco's order backlog on March 31, 1999 and 1998 was approximately $85,000 and $80,000, respectively; all of which is to be shipped during the current fiscal year.

                                Year 2000 Matters

During fiscal 1998, the Company engaged in a comprehensive project to select and implement a new enterprise resource planning ("ERP") system that will properly recognize the Year 2000 problem. This project involved replacing certain hardware and software maintained by the Company. The Company has received a representation from the ERP software provider that its software is Year 2000 compliant. On February 1, 1999, the Company started operating with the new ERP system. Contingency plans have been developed and will be implemented if Year 2000 problems are encountered with the new ERP system.

The total cumulative cost of the project was approximately $530,000. Purchased ERP system hardware and software, approximately $385,000 of the total estimated cost, was capitalized in accordance with normal policy. Personnel and all other remaining costs related to the project were expensed as incurred.

The Company has not formally communicated with all its customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to address Year 2000 issues. The Company's business operations could be affected by the year 2000 readiness of its customers and suppliers in such areas as the delay in receipt of cash from customers, the interruption of utilities and the inability of suppliers to deliver in a timely manner. The Company does not anticipate any materially adverse affect on its business due to Year 2000 problems encountered by its customers or suppliers; however, there can be no assurance that its business will not be materially adversely affected by such problems.

                                 General Matters

Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 1999, 1998 and 1997 totaled approximately $212,000, $190,000 and $190,000, respectively.

The Company believes that compliance with Federal, state and local environmental regulations will not require significant capital expenditures or materially affect future earnings in fiscal 1999.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                                Industry Segments

Information on industry segments is incorporated by reference to footnote 15 of the consolidated financial statements contained in the Company's 1998 Annual Report to Shareholders.

                               Foreign Operations

Information on foreign operations is incorporated by reference to footnote 14 of the consolidated financial statements contained in the Company's 1998 Annual Report to Shareholders.

                                    Employees

As of January 31, 1999, the Company had 111 active full-time employees.

Item 2.  Properties

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 1999:

                            Square Feet of
Location                      Floor Space          Description and Principal Use
--------                      -----------          -----------------------------
Port Washington, WI (1)         95,000       One-story  and  partial  mezzanine,
                                             masonry and metal clad, steel frame
                                             office and  manufacturing  facility
                                             on  15  acres   used   mainly   for
                                             manufacturing of ConForms and Ultra
                                             Tech products and  headquarters for
                                             all office personnel.

Grafton, WI (1)                 42,000       One and part two-story, masonry and
                                             metal  clad,  steel and wood framed
                                             office and  manufacturing  facility
                                             on  2.2  acres   used   mainly  for
                                             manufacturing  Gilco and Ultra Tech
                                             products.

Cedarburg, WI (1)               53,000       One-story,  masonry and metal-clad,
                                             steel     frame      office     and
                                             manufacturing   facility   on   6.5
                                             acres.  Facility currently held for
                                             sale.

Gardena, CA (2)                 10,000       One-story office and  manufacturing
                                             facility used for the  distribution
                                             and light manufacturing of ConForms
                                             products.

Newport, Wales, United          10,000       One-story office and  manufacturing
Kingdom (3)                                  facility used for the  distribution
                                             and light manufacturing of ConForms
                                             products.

Johor Bahru, Malaysia(4)        10,000       One-story office and  manufacturing
                                             facility used for the  distribution
                                             and light manufacturing of ConForms
                                             products.
---------
(1) The Company owns these facilities, all of which are mortgaged under debt agreements.
(2) The Company leases this facility. The lease expires November 30, 2003.
(3) The Company leases this facility. The lease expires October 31, 2000.
(4) The Company leases this facility. The lease expires January 31, 2001.

The Company believes that all of its facilities are in good condition and are adequate for their intended uses.

Item 3.  Legal Proceedings

There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                   Fiscal 1997
                       Quarter         High         Low
                       -------         ----         ---
                       1st             5 1/4        4
                       2nd             5            3
                       3rd             5 1/2        4 1/8
                       4th             4 1/2        3 7/8

                                   Fiscal 1998
                       Quarter         High         Low
                       -------         ----         ---
                       1st             6 1/2        4
                       2nd             11 1/2       6 3/4
                       3rd             9 1/8        6 3/4
                       4th             7 1/2        6 1/8

The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value common stock as of January 31, 1999 was 33 and 600, respectively.

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

The following information for this Part II is incorporated by reference to the Company's 1998 Annual Report to Shareholders, as follows:

                                                   Information Incorporated by
Item     Caption                                   Reference to:
----     -------                                   ---------------------------
  6.     Summary of Selected Financial Data        Annual Report, page 9

  7.     Management's Discussion and               Annual Report, pages 4 - 8
         Analysis of Financial Condition
         and Results of Operations

  7A.    Quantitative and Qualitative              Annual Report, pages 6 - 7
         Disclosures About Market Risk

  8.     Audited Financial Statements and          Annual Report, pages 10 - 34
         Supplemental Data

Item  9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.

Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

At March 31, 1999, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.
                                                                   First
         Name                          Office                     Elected    Age
         ----                          ------                     -------    ---

William B. Finneran   Chairman of the Board and Director            1991     57

Jay J. Miller         Director                                      1991     66

John J. Delucca       Director                                      1991     55

Mary E. McCormack     Director                                      1995     45

Alan J. Kastelic      President and Chief Executive Officer of
                      Edison Control Corporation and Director       1996     55

Jay R. Hanamann       Secretary, Treasurer and Chief                1996     39
                      Financial Officer

Robert L. Cooney      Director                                      1997     65

William C. Scott      Director                                      1997     64

William B. Finneran is a Managing Director of CIBC Oppenheimer Corp., an investment-banking firm, and has been employed with them since 1972. Mr. Finneran is a Director of National Planning Association, a non-profit advisory board and Covenant House, a non-profit charitable institution. Mr. Finneran also serves on the Board of Operation Smile and Villanova University.

Jay J. Miller has been a practicing attorney in the State of New York for more than thirty years. Mr. Miller is a Director of Total-Tel USA Communication, Inc., a provider of long distance telephone service. He is currently serving as Chairman of the Board of AmTrust Pacific Ltd., a New Zealand property company.

John J. Delucca is Executive Vice President, Finance and Administration, and CFO of Coty, Inc., a cosmetics and fragrance company. Previously, Mr. Delucca served as Senior Vice President and Treasurer of RJR Nabisco from September 1993 to December 1998, Chief Financial Officer of the Hascoe Association, a private investment company from January 1991 to September 1993, President and Chief Financial Officer for The Lexington Group from October 1990 to January 1991, Senior Vice President of Finance and Managing Director of the Trump Group from May 1988 to October 1990, and Senior Vice President of Finance for International Controls Corporation from April 1986 to May 1988. In addition, Mr. Delucca is a director of Enzo Biochem, Inc., a genetic research/testing company and Elliot Company, a manufacturer of turbines and related equipment.

Mary E. McCormack is Director of Acquisitions of The Hertz Corporation. She was President and Chief Executive Officer of the Edison Control Corporation from February 1995 to February 1998. Prior to working with the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is a Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances.

Alan J. Kastelic was appointed President and Chief Executive Officer of Edison Control Corporation in June 1998 and President and Chief Executive Officer of Construction Forms, Inc. in June 1996 when Construction Forms, Inc. was acquired by the Company. Mr. Kastelic had previously been Executive Vice President and Chief Operating Officer of Construction Forms, Inc. which he joined in 1977. Prior to joining Construction Forms, Mr. Kastelic was Manufacturing Manager at Badger Dynamics and Chief Cost Accountant, Material Control Manager and Manager of Manufacturing at the PCM division of Koehring Corporation.

Jay R. Hanamann was appointed Treasurer and Chief Financial Officer on July 1, 1996. Mr. Hanamann is the Chief Financial Officer of Construction Forms, Inc. He has served in various financial and management functions with ConForms since July 1990. From 1981 to 1990 he was employed by the international accounting firm of Deloitte & Touche LLP.

Robert L. Cooney is a Partner of Cooney, Schroeder & Co., a consulting firm which he co-founded in February 1997. Mr. Cooney was a Managing Director-Equity Capital Markets at Credit Suisse First Boston from 1977 to January 1997. Mr. Cooney also serves as a director of Hoenig Group Inc., a Nasdaq-listed global securities brokerage firm located in Rye Brook, New York and Equity One, Inc., a NYSE-listed real estate investment trust located in Miami, Florida.

William C. Scott was from 1988 to 1999 the Chairman and Chief Executive Officer of Panavision Inc., the leading designer and manufacturer of high-precision film camera systems for the motion picture and television industries. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a manufacturer of industrial products. Prior to 1972 Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years and Vice President of Booz, Allen & Hamilton (a management-consulting firm) for five years. He is currently Chairman of the Board of TeleCast Communications Limited, London, England, a director of Panavision Inc. and of Four Media Company.

Certain  other   information  is  incorporated  by  reference  to  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 11. Executive Compensation

All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

There were no reportable transactions during the year.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 10 through 34 of the Company's 1998 Annual Report to Shareholders, and are incorporated herein by reference.

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

By:      /s/ Alan J. Kastelic
         Alan J. Kastelic
         President and Chief Executive Officer (Principal Executive Officer) April 21, 1999

By:      /s/ Jay R. Hanamann
         Jay R. Hanamann
         Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
         April 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

/s/  William B. Finneran
William B. Finneran
Chairman of the Board and Director
April 21, 1999

/s/  Mary E. McCormack
Mary E. McCormack
Director
April 21, 1999

/s/  Jay J. Miller
Jay J. Miller
Director
April 21, 1999

/s/  John J. Delucca
John J. Delucca
Director
April 21, 1999

/s/  Alan J. Kastelic
Alan J. Kastelic
Director and President and Chief Executive Officer of Construction Forms, Inc. April 21, 1999

/s/  Robert L. Cooney
Robert L. Cooney
Director
April 21, 1999

/s/  William C. Scott
William C. Scott
Director
April 21, 1999

EXHIBIT INDEX
-------------

Exhibit No.    Description
-----------    -----------
3.1            Certificate of  Incorporation  (incorporated  by reference to the
               Company's Form 10-Q for the quarter ended July 31, 1998).

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

10.2     *     Stock  Warrant  issued  to  William  Finneran   (incorporated  by
               reference to the Company's 1997 Proxy Statement Exhibit 2).

10.3     *     Edison Control Corporation 1999 Equity Incentive Plan, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.

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

13.            Pages  from  1998  Annual  Report  to   shareholders   which  are
               incorporated by reference to Form 10-K. 21. Subsidiaries of Edison Control Corporation.

23.            Consent and Report of Independent Auditors.

27.            Financial Data Schedule for the twelve-month period ended January
               31, 1999.

99.            Definitive   Proxy   Statement   for  1999   Annual   Meeting  of
               Shareholders (to be filed within 120 days of January 31, 1999).


         *     Represents a management compensation plan.