Form 10-Q
period 1999-04-30
EDISON CONTROLS CORP
filed 1999-06-04
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended  April 30, 1999

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

Common Stock, $.01 par value:  2,346,933 as of April 30, 1999
-------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                   Form 10-Q
                                                                   Page Number
                                                                   -----------

                          Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets                                        Pages 2 & 3
         April 30, 1999 (Unaudited) and
         January 31, 1999

Consolidated Statements of Operations                              Page 4
         Three months ended April 30,
         1999 and 1998 (Unaudited)

Consolidated Statements of Cash Flows                              Pages 5 & 6
         Three months ended April 30,
         1999 and 1998 (Unaudited)

Notes to Consolidated Financial Statements                         Pages 7 - 9
         (Unaudited)

Item 2 Management's Discussion and Analysis of                     Pages 9 - 12
         Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosures
         About Risk                                                Pages 12 - 13

                            Part II Other Information

  Item 6 Exhibits                                                  Page 13 and
                                                                   Exhibit Index

PART I.
Item 1
Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1999 and January 31, 1999


                                                              April 30,              January 31,
                                                                1999                    1999
                                                                ----                    ----
                                                            (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                          $   913,976            $   468,072
         Investments                                             95,000                190,000
         Trading securities                                   1,053,113              3,616,314
         Trade accounts receivable, net                       3,565,017              3,513,342
         Receivable from affiliate                               74,583                 93,575
         Inventories, net                                     7,493,390              7,619,746
         Prepaid expenses and other assets                      250,051                193,650
         Refundable income taxes                                      0                120,505
         Deferred income taxes                                   77,000                  2,000
         Assets held for sale                                 1,032,200              1,032,200
         Deferred financing costs                                     0                389,236
                                                            -----------            -----------
            Total current assets                             14,554,330             17,238,640

Investment in and advances to affiliate                         436,263                421,263

Other Assets:
         Prepaid pension                                        122,488                151,477
         Deferred income taxes                                  279,000                129,000
                                                            -----------            -----------
            Total other assets                                  401,488                280,477

Property, plant and equipment, net                            8,038,803              8,187,899

Goodwill (net of amortization)                                8,632,252              8,690,318

Organizational/finance costs (net of
  amortization)                                                  62,816                 84,400
                                                            -----------            -----------

TOTAL ASSETS                                                $32,125,952            $34,902,997
                                                            ===========            ===========


                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1999 and January 31, 1999

                                   (Continued)


                                                              April 30,              January 31,
                                                                1999                    1999
                                                                ----                    ----
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                             $ 1,011,789             $ 1,939,917
         Accrued compensation                                   460,676                 739,938
         Taxes other than income taxes                           40,953                  21,325
         Other accrued expenses                                 508,771                 522,694
         Income taxes payable                                   236,280                       0
         Deferred compensation                                  754,250                 754,250
         Current maturities on long-term debt                   933,439                 530,423
                                                            -----------             -----------
Total current liabilities                                     3,946,158               4,508,547

Long-term debt, less current maturities                      11,858,589              14,211,178
                                                            -----------             -----------

Total Liabilities                                            15,804,747              18,719,725


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                            0                       0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,346,933 shares issued
   and outstanding                                               23,469                  23,469
Additional paid-in capital                                   10,323,225              10,323,225
Retained earnings                                             5,921,670               5,760,823
Accumulated other comprehensive income                           52,841                  75,755
                                                            -----------             -----------

Total Shareholders' Equity                                   16,321,205              16,183,272
                                                            -----------             -----------

TOTAL LIABILITIES AND EQUITY                                $32,125,952             $34,902,997
                                                            ===========             ===========



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)


                                                                1999                           1998
                                                                ----                           ----

NET SALES                                                    $6,117,533                    $6,725,614

COST OF GOODS SOLD                                            3,997,597                     4,453,433
                                                             ----------                    ----------

GROSS PROFIT                                                  2,119,936                     2,272,181

OTHER OPERATING EXPENSES:
   Selling, engineering and
      administrative expenses                                 1,204,640                     1,192,549
   Goodwill and organizational/
      finance cost amortization                                  79,650                        79,646
                                                             ----------                    ----------
         Total other operating expenses                       1,284,290                     1,272,195
                                                             ----------                    ----------

OPERATING INCOME                                                835,646                       999,986

OTHER EXPENSE (INCOME):
   Interest expense                                             251,409                       268,203
   Realized (gains) losses on trading securities               (260,953)                       12,250
   Unrealized losses (gains) on trading securities              192,817                      (622,780)
   Stock warrant amortization                                   389,236                       245,833
   Miscellaneous income                                         (28,886)                      (39,171)
                                                             ----------                    ----------
          Total other expense (income)                          543,623                      (135,665)
                                                             ----------                    ----------

INCOME BEFORE INCOME TAXES                                      292,023                     1,135,651

INCOME TAXES                                                    131,176                       480,906
                                                             ----------                    ----------

NET INCOME                                                      160,847                       654,745

OTHER COMPREHENSIVE (LOSS) INCOME-
    Foreign currency translation adjustment                     (22,914)                       87,837
                                                             ----------                    ----------

COMPREHENSIVE INCOME                                         $  137,933                    $  742,582
                                                             ==========                    ==========

Net income per share - basic                                 $      .07                    $      .29

Net income per share - diluted                               $      .06                    $      .23



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)


                                                                      1999               1998
                                                                      ----               ----
OPERATING ACTIVITIES:
Net income                                                        $   160,847         $   654,745
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    693,589             510,955
     Provision for doubtful accounts                                   66,044              36,929
     Realized (gain) loss on sales of trading securities             (260,953)             12,250
     Unrealized loss (gain) on trading securities                     192,817            (622,780)
     Purchases of trading securities                                                     (650,438)
     Proceeds from the sale of trading securities                   2,631,337             147,750
     Equity in earnings of affiliate                                  (15,000)            (20,000)

Changes in assets and liabilities:
     Accounts receivable                                             (117,719)           (734,862)
     Receivable from affiliate                                         18,992             (26,592)
     Inventories                                                      126,356            (301,187)
     Prepaid expenses and other assets                                (27,412)             83,690
     Trade accounts payable                                          (928,128)            180,206
     Accrued compensation                                            (279,262)           (340,317)
     Taxes other than income taxes                                     19,628              42,301
     Other accrued expenses                                           (13,923)             29,040
     Deferred income taxes                                           (148,000)            420,000
     Income taxes payable                                             279,785              43,411
                                                                  -----------         -----------

        Total adjustments                                           2,238,151          (1,189,644)
                                                                  -----------         -----------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                           2,398,998            (534,899)
                                                                  -----------         -----------

INVESTING ACTIVITIES:
     Additions to plant and equipment                                 (75,607)            (60,917)
     Maturity of certificate of deposit                                95,000
     Payments received from affiliate                                                      30,000
                                                                  -----------         -----------

NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                              19,393             (30,917)
                                                                  -----------         -----------

                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)

                                   (Continued)


                                                                 1999                1998
                                                                 ----                ----
FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                $ 5,157,183         $   500,000
     Payments on long-term debt                               (7,106,756)           (315,793)
                                                             -----------         -----------

NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                                     (1,949,573)            184,207
                                                             -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                                    (22,914)             87,837
                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                        445,904            (293,772)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                         468,072           1,037,288
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                           $   913,976         $   743,516
                                                             ===========         ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                 $         0         $    17,495
Cash paid during the period for interest                         257,374             249,740






                             See Accompanying Notes.


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 1999 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.


Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Gilco produces a line of concrete and plaster/mortar mixers. JABCO primarily leases property and equipment to the Company.

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

Net income per share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three months ended April 30, 1999 and 1998 are summarized as follows:


                                                                       1999                1998
                                                                       ----                ----
Net income per share - basic:
     Net income (numerator)                                        $  160,847          $  654,745
     Weighted average shares outstanding (denominator)              2,346,933           2,275,933
     Net income per share - basic                                  $      .07          $      .29
Net income per share - diluted:
     Net income (numerator)                                        $  160,847          $  654,745
     Weighted average shares outstanding (denominator)              2,346,933           2,275,933
     Effect of dilutive securities:
             Stock options                                            177,949             186,778
             Stock warrants                                           392,025             352,679
                                                                   ----------          ----------
     Weighted average shares outstanding (denominator)              2,916,907           2,815,390

     Net income per share - diluted                                $      .06          $      .23


Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform with the current year presentation.

Note 3 - Long-Term Debt

On April 30, 1999, Edison refinanced its bank debt and amended its master credit agreement with LaSalle National Bank of Chicago. As part of the refinancing, Edison liquidated approximately $2,600,000 of its existing trading security portfolio and utilized these funds to reduce its outstanding debt. Also, as part of the refinancing, LaSalle paid the subordinated bank loan holder in full (approximately $6,800,000).

The Company's amended master credit agreement expires April 30, 2004 and allows for revolving credit borrowings not to exceed $6,000,000 ($4,325,000 outstanding at April 30, 1999). Borrowings, which are based on qualified assets, bear interest at either the prime rate or the LIBOR rate plus 2%.

The Company also maintains a $5,750,000 term loan under the amended master credit agreement. Quarterly principal payments of $200,000 are required by the agreement. Borrowings bear interest at either the prime rate or the LIBOR rate plus 2.25%. The agreement calls for an additional annual principal payment based on excess cash flow as defined in the agreement.

The terms of the amended master credit agreement, among other provisions, require the Company to maintain a minimum current ratio, tangible net worth, and debt service coverage ratio, and restricts the Company to a maximum funded debt to EBITDA ratio. Substantially all of the Company's assets are collateralized under the amended master credit agreement. The LIBOR spread may be reduced or increased annually based on the achievement of a certain "funded debt to EBITDA" ratio.

Note 4 - Segment Information

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies are contained in Note 2.
Segment information for the quarters ended April 30, 1999 and 1998 follows:

                                 1999                              1998
                                 ----                              ----
                          Net        Operating             Net        Operating
                        Sales           Income           Sales           Income
                        -----           ------           -----           ------
ConForms           $5,082,901         $953,762      $5,091,558         $960,239
Ultra Tech            466,689           91,999       1,140,154          171,467
Gilco                 567,943         (115,789)        493,902          (25,465)
Edison                                 (94,326)                        (106,255)
                   ----------         --------      ----------         --------

Total              $6,117,533         $835,646      $6,725,614         $999,986

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition Certain matters discussed in this Quarterly Report on Form 10-Q are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, economic or political conditions in the countries in which the Company does business, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms, economic factors affecting the Company's customers, stock price variations affecting the Company's securities trading portfolio and issues related to Year 2000 problems. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Net sales for the quarter ended April 30, 1999 decreased $608,081 (9.0%) to $6,117,533 when compared with the same period of the prior year. The principal reason for the change was due to the decrease in large project sales at Ultra Tech. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter increased to 34.7% from 33.8% due to improved results from foreign operations and fewer lower margin project sales at Ultra Tech. Selling, engineering and administrative expenses increased by $12,091 (1%).

Interest expense decreased to $251,409 for the quarter ended April 30, 1999 compared to $268,203 for the quarter ended April 30, 1998. Interest expense is expected to decrease due to the debt refinancing described in Note 3 of the Notes to Consolidated Financial Statements and the anticipated principal reductions in the future.

The $68,136 net gain on trading securities compared to last year's net gain of $610,530 accounted for a majority of the change in pre-tax income. During the quarter ended April 30, 1999, the Company sold $2,631,337 of its trading securities and realized a net gain of $260,953 on these sales. Trading securities at April 30, 1999 consisted of the following:

                                                 Number of              Market
Name of Issuer/Title of Issue                      Shares               Value
-----------------------------                      ------               -----

Common Stocks:
     Glenayre Technologies, Inc.                    40,000         $   132,500
     Panavision Inc.                                   304               2,632
     Sun International Hotels                          100               4,231
     US Trust Corporation                           10,000             913,750
                                                                   -----------

Total                                                              $ 1,053,113
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

The amortization of goodwill, financing costs and stock warrants created a total non-cash charge of $468,886 for the first quarter compared to $325,479 for the prior year first quarter. Due to the repayment of the subordinated bank loan, the guarantee provided by the principal shareholder of Edison was canceled. Accordingly, all remaining deferred financing costs ($143,403), related to the warrant issued to the principal shareholder for providing the guarantee, were expensed in the first quarter of fiscal 1999. The total amortization of all these non-cash charges for the year ended January 31, 2000 is expected to approximate $660,000.

The Company recorded tax expense of $131,176 for the three months ended April 30, 1999, which represents the estimated annual effective rate of 44.9% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $160,847, or $.07 and $.06 per share, basic and diluted, respectively, for the first quarter of 1999 was a decrease of $493,898 (75.4%), from net income of $654,745, or $.29 and $.23 per share, basic and diluted, for the comparable period of the prior year. This change was principally due to the reduction of the net gain on trading securities and the increase in amortization of the non-cash charges described above.

Liquidity and Capital Resources

The Company generated $2,398,998 in cash from operations during the first three months of 1999, compared to cash flow used in operations of $534,899 for the same period last year. This change was due largely to the net proceeds of $2,631,337 received from sales of trading securities during the period. The Company used $75,607 in cash to acquire capital equipment and received $95,000 in cash from the maturity of a certificate of deposit. As described in Note 3 of the Notes to Consolidated Financial Statements, the Company refinanced its bank debt resulting in a net debt reduction of $1,949,573 in the quarter compared to a net debt increase of $184,207 in the prior comparable period. The result was a net increase in cash and cash equivalents of $445,904 for the first quarter of fiscal 1999 compared to a net decrease of $293,772 in the prior year first quarter.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2000 are expected to total approximately $900,000, compared to $3,082,725 for fiscal 1998. The significant decrease is due principally to the completion in fiscal year 1998 of construction of an addition at the Company's Port Washington facility and the implementation of a new enterprise resource planning system. The Company also intends to sell its Cedarburg facility. The Company's asking price for the facility is $1,295,000, although there can be no assurance as to when or if this facility may be sold.

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

The total cumulative cost of the project was approximately $530,000. Purchased ERP system hardware and software, approximately $385,000 of the total estimated cost, was capitalized in fiscal 1998. Personnel and all other remaining costs related to the project were expensed as incurred in fiscal 1998.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk, foreign currency risk and equity price risk. These risks include changes in U.S interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in the prices of stocks traded on the U.S. markets.

Interest Rate Risk
The Company's revolving credit borrowings and variable rate term loans, which total $12,792,028 as of April 30, 1999, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the April 30, 1999 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $128,000, or $.03 per diluted share, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

Foreign Currency Risk
The Company has foreign operations in the United Kingdom and Malaysia. Sales and purchases are typically denominated in the British pound, Malaysian ringgit, German mark, Singapore dollar or U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in exchange rates may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not enter into foreign exchange contracts but attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of a currency.

Equity Price Risk
Approximately 3% of the Company's total assets as of April 30, 1999 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($1,053,113 at April 30, 1999), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $105,000, or $0.02 per diluted share. Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investments in common equity securities. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in earnings for that period. These factors, combined with the relative size of the Company's trading portfolio, has led, and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period. The Company does not use or buy derivative securities.

PART II.

Item 6.
Exhibits
The Exhibits filed or incorporated  by reference  herein are as specified in the
Exhibit Index.

Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter to which the report relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EDISON CONTROL CORPORATION
(Registrant)



Date:  June 4, 1999                               /s/  Jay R. Hanamann
                                                  -----------------------
                                                       Jay R. Hanamann
                                                  (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.          Description
-----------          -----------

4. Amendment No. 1 to Master Credit Agreement dated April 30, 1999 between Construction Forms, Inc. and LaSalle National Bank.

27.                  Financial Data Schedule.