Form 10-Q
period 1999-07-31
EDISON CONTROLS CORP
filed 1999-09-02
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 1999
                     -------------
                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
     OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 0-14812
                       -------

                           EDISON CONTROL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                22-2716367
----------                                                ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

                               777 Maritime Drive
                                   PO Box 308
                         Port Washington, WI 53074-0308
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 268-6800
                                 --------------
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes __X__    No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,346,933 as of July 31, 1999
-----------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Form 10-Q
                                                                  Page Number
                                                                  -----------
                          Part I Financial Information
                          ----------------------------

Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                       Pages 2-3
         July 31, 1999 (Unaudited) and
         January 31, 1999

Consolidated Statements of Operations                             Page 4
         Three and six months ended July 31,
         1999 and 1998 (Unaudited)

Consolidated Statements of Cash Flows                             Pages 5-6
         Six months ended July 31,
         1999 and 1998 (Unaudited)

Notes to Consolidated Financial Statements                        Pages 7-9
         (Unaudited)

Item 2 Management's Discussion and Analysis of                    Pages 10-13
----------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Item 3 Quantitative and Qualitative Disclosures
-----------------------------------------------
         About Risk                                               Page 13
         ----------

                            Part II Other Information
                            -------------------------

Item 4 Submission of Matters to a Vote of
-----------------------------------------
         Security Holders                                         Pages 13-14
         ----------------

Item 6 Exhibits                                                   Page 14 and
---------------                                                   Exhibit Index

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1999 and January 31, 1999


                                                      July 31,      January 31,
                                                       1999             1999
                                                       ----             ----
                                                    (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                 $   548,109      $   468,072
         Investments                                    95,000          190,000
         Trading securities                          1,135,213        3,616,314
         Trade accounts receivable, net              4,138,579        3,513,342
         Receivable from affiliate                     118,836           93,575
         Inventories, net                            6,661,584        7,619,746
         Prepaid expenses and other assets             317,650          193,650
         Refundable income taxes                             0          120,505
         Deferred income taxes                          77,000            2,000
         Assets held for sale                          922,200        1,032,200
         Deferred financing costs                            0          389,236
                                                   -----------      -----------
            Total current assets                    14,014,171       17,238,640

Investment in and advances to affiliate                456,263          421,263

Other Assets:
         Prepaid pension                                93,499          151,477
         Deferred income taxes                         279,000          129,000
                                                   -----------      -----------
            Total other assets                         372,499          280,477

Property, plant and equipment, net                   7,910,045        8,187,899

Goodwill (net of amortization)                       8,574,187        8,690,318

Organizational/finance costs (net of
  amortization)                                         48,081           84,400
                                                   -----------      -----------
TOTAL ASSETS                                       $31,375,246      $34,902,997
                                                   ===========      ===========

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1999 and January 31, 1999

                                   (Continued)

                                                      July 31,      January 31,
                                                       1999            1999
                                                       ----            ----
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                     $ 1,092,014     $ 1,939,917
         Accrued compensation                           572,519         739,938
         Taxes other than income taxes                   62,369          21,325
         Other accrued expenses                         520,106         522,694
         Income taxes payable                           132,058               0
         Deferred compensation                          754,250         754,250
         Current maturities on long-term debt           933,439         530,423
                                                     ----------      ----------
            Total current liabilities                 4,066,755       4,508,547

Long-term debt, less current maturities              10,333,965      14,211,178
                                                     ----------      ----------
Total Liabilities                                    14,400,720      18,719,725

Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                    0               0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,346,933 shares issued
   and outstanding                                       23,469          23,469
Additional paid-in capital                           10,323,225      10,323,225
Retained earnings                                     6,571,065       5,760,823
Accumulated other comprehensive income                   56,767          75,755
                                                     ----------      ----------
Total Shareholders' Equity                           16,974,526      16,183,272
                                                     ----------      ----------
TOTAL LIABILITIES AND EQUITY                        $31,375,246     $34,902,997
                                                    ===========     ===========


                             See Accompanying Notes.


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)
                                                   Three Months Ended               Six Months Ended
                                                   ------------------               ----------------
                                                        July 31,                         July 31,
                                                        -------                          -------
                                               1999              1998             1999              1998
                                               ----              ----             ----              ----
NET SALES                                   $6,932,566        $6,881,676      $13,050,099       $13,607,290

COST OF GOODS SOLD                           4,383,457         4,228,026        8,381,054         8,681,459
                                             ---------         ---------       ----------        ----------
GROSS PROFIT                                 2,549,109         2,653,650        4,669,045         4,925,831

OTHER OPERATING EXPENSES:
  Selling, engineering and
    administrative expenses                  1,107,684         1,133,747        2,312,324         2,326,296
  Goodwill and organizational/
    finance cost amortization                   72,800            79,646          152,450           159,292
                                             ---------         ---------       ----------        ----------
  Total other operating expenses             1,180,484         1,213,393        2,464,774         2,485,588
                                             ---------         ---------       ----------        ----------

OPERATING INCOME                             1,368,625         1,440,257        2,204,271         2,440,243

OTHER EXPENSE (INCOME):
  Interest expense                             207,418           237,882          458,827           506,085
  Realized  losses (gains) on
    trading securities                           4,500          (238,321)        (256,453)         (226,071)
  Unrealized  (gains) losses on
    trading securities                         (11,176)          642,526          181,641            19,746
  Stock warrant amortization                                     245,834          389,236           491,667
  Write down of assets held for
    sale to net realizable value               110,000                            110,000
  Miscellaneous income                         (16,932)          (62,386)         (45,818)         (101,557)
                                             ---------         ---------       ----------        ----------
  Total other expense                          293,810           825,535          837,433           689,870
                                             ---------         ---------       ----------        ----------

INCOME BEFORE INCOME
   TAXES                                     1,074,815           614,722        1,366,838         1,750,373

INCOME TAXES                                   425,420           257,570          556,596           738,476
                                             ---------         ---------       ----------        ----------

NET INCOME                                     649,395           357,152          810,242         1,011,897

OTHER COMPREHENSIVE INCOME
  (LOSS) - Foreign currency
  translation adjustment                         3,926           (79,770)         (18,988)            8,067
                                             ---------         ---------       ----------        ----------
COMPREHENSIVE INCOME                          $653,321          $277,382         $791,254        $1,019,964
                                              ========          ========         ========        ==========
Net income per share-basic                        $.28              $.15             $.35              $.44
Net income per share-diluted                      $.22              $.12             $.28              $.35


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                                        1999           1998
                                                        ----           ----
Net income                                             $810,242     $1,011,897

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                      994,458      1,014,702
     Provision for doubtful accounts                     61,691         20,669
     Write down of asset held for sale to
       net realizable value                             110,000
     Loss on sale of equipment                                           3,592
     Realized gain on sales of trading securities      (256,453)      (226,071)
     Unrealized loss on trading securities              181,641         19,746
     Purchases of trading securities                    (77,875)    (2,013,187)
     Proceeds from the sale of trading securities     2,633,788      1,579,520
     Equity in earnings of affiliate                    (35,000)       (55,000)

Changes in assets and liabilities:
     Accounts receivable                               (686,928)      (750,259)
     Receivable from affiliate                          (25,261)         5,902
     Inventories                                        958,162       (417,152)
     Prepaid expenses and other assets                  (66,022)        80,948
     Trade accounts payable                            (847,903)       284,683
     Accrued compensation                              (167,419)      (192,899)
     Taxes other than income taxes                       41,044         28,547
     Other accrued expenses                              (2,587)       (62,491)
     Deferred income taxes                             (148,000)      (190,000)
     Income taxes payable                               175,563        323,448
                                                      ---------      ---------
        Total adjustments                             2,842,899       (545,302)
                                                      ---------      ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                3,653,141        466,595
                                                      ---------      ---------
Cash flows from investing activities:
     Additions to plant and equipment                  (174,919)      (632,422)
     Maturity of certificate of deposit                  95,000              0
     Proceeds from sale of equipment                          0         11,267
                                                      ---------      ---------
NET CASH USED IN INVESTING
  ACTIVITIES                                            (79,919)      (621,155)
                                                      ---------      ---------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                   (Continued)

                                                        1999           1998
                                                        ----           ----
Cash flows from financing activities:
     Proceeds from issuance of long-term debt        $5,157,183       $600,000
     Principal payments on long-term debt            (8,631,380)    (1,094,960)
     Payments received from affiliates                                  30,000
     Stock options exercised                                  0        177,500
                                                      ---------      ---------
NET CASH USED IN
  FINANCING ACTIVITIES                               (3,474,197)      (287,460)
                                                      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                               (18,988)         8,066
                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   80,037       (433,954)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   468,072      1,037,288
                                                      ---------      ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $  548,109     $  603,334
                                                     ==========     ==========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $  529,033     $  605,028
Cash paid during the period for interest                482,156        504,044


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending July 31, 1999 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.


Note 2 -  Nature of Business and Accounting Policies
----------------------------------------------------

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

Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and six-month periods ended July 31, 1999 and 1998 are summarized as follows:

                                                   Three Months Ended                 Six Months Ended
                                                         July 31,                          July 31,
                                               1999              1998             1999              1998
                                               ----              ----             ----              ----
Net income per share-basic:
      Net income (numerator)                $  649,395        $  357,152       $  810,242        $1,011,897

      Weighted average shares
         outstanding (denominator)           2,346,933         2,326,283        2,346,933         2,301,373

      Net income per share-basic                  $.28              $.15             $.35              $.44

Net income per share-diluted:
      Net income (numerator)                $  649,395        $  357,152       $  810,242        $1,011,897

      Weighted average shares
         outstanding                         2,346,933         2,326,283        2,346,933         2,301,373

      Effect of dilutive securities:
         Stock options                         189,873           188,020          184,382           179,510
         Stock warrants                        378,823           382,118          384,902           385,346
      Weighted average shares
         outstanding (denominator)           2,915,629         2,896,421        2,916,217         2,866,229

      Net income per share-diluted                $.22              $.12             $.28              $.35


Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform with the current year presentation.

Note 3 - Long-Term Debt
-----------------------

On April 30, 1999, Edison refinanced its bank debt and amended its master credit agreement with LaSalle National Bank of Chicago. As part of the refinancing, Edison liquidated approximately $2,600,000 of its existing trading security portfolio and utilized $2,500,000 of these funds to reduce its outstanding debt. Also, as part of the refinancing, LaSalle paid the subordinated bank loan holder in full (approximately $6,800,000).

The Company's amended master credit agreement expires April 30, 2004 and allows for revolving credit borrowings not to exceed $6,000,000 ($3,000,000 outstanding at July 31, 1999). Borrowings, which are based on qualified assets, bear interest at either the prime rate or the LIBOR rate plus 2%.

The Company also maintains a term loan ($5,550,000 outstanding at July 31, 1999) under the amended master credit agreement. Quarterly principal payments of $200,000 are required by the agreement. Borrowings bear interest at either the prime rate or the LIBOR rate plus 2.25%. The agreement calls for an additional annual principal payment based on excess cash flow as defined in the agreement.

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

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segments' operations and their accounting policies are contained in Note 2. Segment information for the three and six-month periods ended July 31, 1999 and 1998 follows:

                                  Three Months Ended July 31,
                                  ---------------------------
                            1999                               1998
                            ----                               ----
                       Net        Operating               Net        Operating
                     Sales           Income             Sales           Income
                     -----           ------             -----           ------
ConForms       $ 5,359,198      $ 1,346,667       $ 5,169,057      $ 1,084,772
Ultra Tech       1,027,101          135,627         1,174,944          491,747
Gilco              546,267          (17,354)          537,675          (39,863)
Edison                              (96,315)                           (96,399)
               -----------      -----------       -----------      -----------
Total          $ 6,932,566      $ 1,368,625       $ 6,881,676      $ 1,440,257


                                   Six Months Ended July 31,
                                   -------------------------
                            1999                               1998
                            ----                               ----
                       Net        Operating               Net        Operating
                     Sales           Income             Sales           Income
                     -----           ------             -----           ------
ConForms       $10,442,099      $ 2,300,429       $10,260,615      $ 2,045,011
Ultra Tech       1,493,790          227,626         2,315,098          663,214
Gilco            1,114,210         (133,143)        1,031,577          (65,328)
Edison                             (190,641)                          (202,654)
               -----------      -----------       -----------      -----------

Total          $13,050,099      $ 2,204,271       $13,607,290      $ 2,440,243

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition
--------------------------------------------------------------------------

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

Net sales for the quarter ended July 31, 1999 increased $50,890 (.7%) to $6,932,566 compared with net sales for the same period of the prior year. For the first six months of this year, net sales decreased $557,191 (4.1%) to $13,050,099 compared with net sales for the same period of the prior year. The principal reason for the change was due to the decrease in large project sales at Ultra Tech during the first quarter. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter decreased to 36.8% from 38.6%. Gross margin for the six months ended July 31, 1999 was 35.8% compared to 36.2% for the six months ended July 31, 1998. Improved results from foreign operations were offset by decreased sales of higher margin Ultra Tech products and increased sales of lower margin Gilco products. Selling, engineering and administrative expenses for the three and six-month periods ended July 31, 1999 decreased by $26,063 (2.3%) and $13,972 (.6%) from the same period last year.

Interest expense decreased to $207,418 and $458,827 for the three and six-month periods ended July 31, 1999 compared to $237,882 and $506,085 for the same periods ended July 31, 1998. Interest expense is expected to continue to decrease due to the debt refinancing described in Note 3 of the Notes to Consolidated Financial Statements and the anticipated future principal reductions.

The Company had a $6,676 and $74,812 net gain on trading securities for the three and six-month periods ended July 31, 1999 compared to a net loss of $404,205 and a net gain of $206,325 for the same periods of the prior year. Trading securities at July 31, 1999 consisted of the following:

                                                Number of             Market
Name of Issuer/Title of Issue                     Shares               Value
-----------------------------                     ------               -----
Common Stocks:
     Glenayre Technologies, Inc.                  40,000         $   140,000
     Sun International Hotels                        100               4,088
     TCI Music Inc.                                3,000              91,125
     US Trust Corporation                         10,000             900,000
                                                                 -----------
Total                                                            $ 1,135,213
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

The amortization of goodwill, financing costs and stock warrants created a total non-cash charge of $541,686 for the six months ended July 31, 1999 compared to $650,959 for the prior year. Due to the repayment of the Company's subordinated bank loan, the associated guarantee provided by the principal shareholder of Edison was canceled. Accordingly, all remaining deferred financing costs
($143,403), related to the warrant issued to the principal shareholder for providing the guarantee, were expensed in the first quarter of fiscal 1999. The total amortization of all these non-cash charges for the year ended January 31, 2000 is expected to approximate $690,000.

During the second quarter, the Company accepted an offer from a third party to purchase the land and building the Company currently owns and has vacated in Cedarburg, Wisconsin. Based on this offer, the Company has written down the value of this asset by $110,000 to an estimated realizable value. Various contingencies still remain on the offer and the sale of this land and building cannot be assured at this time.

The Company recorded tax expense of $556,596 for the six months ended July 31, 1999, which represents the estimated annual effective rate of 40.7% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $649,395, or $.28 and $.22 per share, basic and diluted, respectively, for the second quarter of fiscal 1999 was an increase of $292,243 (81.8%), from net income of $357,152, or $.15 and $.12 per share, basic and diluted, respectively, for the comparable period of the prior year. The change was principally due to a net gain on trading securities of $6,676 for the second quarter of 1999 compared to a net loss on trading securities of $404,205 for the second quarter of 1998. For the six months ended July 31, 1999, net income was $810,242, or $.35 and $.28 per basic and diluted share, respectively, compared to net income of $1,011,897, or $.44 and $.35 per basic and diluted share, respectively, in the comparable period of the prior year. The reduction was principally due to the reduction in sales volume and the recording of the write down on the assets held for sale.

Liquidity and Capital Resources
-------------------------------

The Company generated $3,653,141 in cash from operations during the first six months of 1999, compared to cash flow generated by operations of $466,595 for the same period last year. This change was due largely to the net proceeds of approximately $2,600,000 received from sales of trading securities during the period. The Company used $174,919 in cash to acquire capital equipment and received $95,000 in cash from the maturity of a certificate of deposit. As described in Note 3 of the Notes to Consolidated Financial Statements, the Company refinanced its bank debt resulting in a net debt reduction of $3,474,197 for the first six months compared to a net debt increase of $494,960 in the prior comparable period. The result was a net increase in cash and cash equivalents of $80,037 for the first six months of fiscal 1999 compared to a net decrease of $433,954 in the prior year's first six months.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2000 are expected to total approximately $900,000, compared to $3,082,725 for fiscal 1998. The significant decrease is due principally to the completion in fiscal year 1998 of construction of an addition at the Company's Port Washington facility and the implementation of a new enterprise resource planning system during 1998. The Company has an accepted offer to purchase its vacant Cedarburg facility. There can be no assurance as to when or if this transaction may be consumated as various contingencies remain.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.

Year 2000 Issues
----------------

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate risk, foreign currency risk and equity price risk. These risks include changes in U.S interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in the prices of stocks traded on the U.S. markets.

Interest Rate Risk
------------------
The Company's debt obligations, which totaled $11,267,404 as of July 31, 1999, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the July 31, 1999 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $113,000, or $.02 per diluted share, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

Foreign Currency Risk
---------------------
The Company has foreign operations in the United Kingdom and Malaysia. Sales and purchases are typically denominated in the British pound, Malaysian ringgit, German mark, Singapore dollar or U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in exchange rates may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not enter into foreign exchange contracts but attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of a currency.

Equity Price Risk
-----------------
Approximately 3.6% of the Company's total assets as of April 30, 1999 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($1,135,213 at July 31, 1999), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $114,000, or $.02 per diluted share.

PART II.
Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
On June 8, 1999, the Company held its 1999 Annual Meeting of Shareholders. Of the 2,346,933 shares issued and outstanding, holders of 2,005,988 shares were present, represented in person or by proxy. Two matters required vote by the security holders. First, Robert L. Cooney, John J. Delucca, Norman Eig, William
B. Finneran, Alan J. Kastelic, Mary E. McCormack, and William C. Scott were elected to the Board of Directors (1,977,588 votes for each and 28,400 votes withheld for each). The other matter requiring a vote related to the approval of the 1999 Equity Incentive Plan. A majority of the votes cast by shareholders were voted in favor of the amendment (662,990 votes for, 65,595 votes against). There were no broker non-votes to the Company's knowledge.

Item 6.
Exhibits
--------
The Exhibits filed or incorporated  by reference  herein are as specified in the
Exhibit Index.

Reports on Form 8-K
-------------------
The Company filed no reports on Form 8-K during the quarter to which the report relates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EDISON CONTROL CORPORATION
                                                  (Registrant)


Date: September 2, 1999                     /s/     Jay R. Hanamann
                                            -----------------------
                                                    Jay R. Hanamann
                                           (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.              Description
-----------              ------------

27.                  Financial Data Schedule.