Form 10-Q/A
period 1999-07-31
EDISON CONTROLS CORP
filed 1999-09-09
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 1999
                     -------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,346,933 as of July 31, 1999
-----------------------------------------------------------

The undersigned registrant hereby amends and restates Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 to provide in its entirety as follows:

PART II.

Item 6.
Exhibits
--------
The Exhibits filed or incorporated  by reference  herein are as specified in the
Exhibit Index.

Reports on Form 8-K
-------------------
The Company filed no reports on Form 8-K during the quarter to which the report relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EDISON CONTROL CORPORATION
                                        --------------------------
                                                 (Registrant)



Date: September 9, 1999                    /s/ Jay R. Hanamann
                                          ------------------------
                                               Jay R. Hanamann
                                          (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.                 Description
-----------                 -----------

27.                 Financial Data Schedule.