Form 10-Q
period 1999-10-31
EDISON CONTROLS CORP
filed 1999-12-03
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 1999
                     ----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes __X__    No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,346,933 as of October 31, 1999
--------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Form 10-Q
                                                                  Page Number
                                                                  -----------
                          Part I Financial Information
                          ----------------------------

Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                       Pages 2-3
         October 31, 1999 (Unaudited) and
         January 31, 1999

Consolidated Statements of Income                                 Page 4
         Three and nine months ended October 31,
         1999 and 1998 (Unaudited)

Consolidated Statements of Cash Flows                             Pages 5-6
         Nine months ended October 31,
         1999 and 1998 (Unaudited)

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

Item 3 Quantitative and Qualitative Disclosures
-----------------------------------------------
         About Risk                                               Page 13
         ----------

                            Part II Other Information
                            -------------------------


Item 6 Exhibits                                                   Page 14 and
---------------                                                   Exhibit Index

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 1999 and January 31, 1999


                                                   October 31,      January 31,
                                                      1999             1999
                                                      ----             ----
                                                   (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                     $455,236         $468,072
       Investments                                     95,000          190,000
       Trading securities                           1,014,525        3,616,314
       Trade accounts receivable, net               3,983,598        3,513,342
       Receivable from affiliate                       50,616           93,575
       Inventories, net                             6,862,474        7,619,746
       Prepaid expenses and other assets              233,889          193,650
       Refundable income taxes                              0          120,505
       Deferred income taxes                          222,000            2,000
       Assets held for sale                                 0        1,032,200
       Deferred financing costs                             0          389,236
                                                            -          -------
         Total current assets                      12,917,338       17,238,640

Investment in and advances to affiliate               466,263          421,263

Other Assets:
       Prepaid pension                                 64,510          151,477
       Deferred income taxes                          279,000          129,000
                                                      -------          -------
         Total other assets                           343,510          280,477

Property, plant and equipment, net                  8,024,223        8,187,899

Goodwill (net of amortization)                      8,516,122        8,690,318

Organizational/finance costs (net of
  amortization)                                        47,031           84,400
                                                       ------           ------

TOTAL ASSETS                                      $30,314,487      $34,902,997
                                                  ===========      ===========


                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 1999 and January 31, 1999

                                  (Continued)

                                                   October 31,      January 31,
                                                      1999             1999
                                                      ----             ----
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Trade accounts payable                     $ 1,076,323      $ 1,939,917
       Accrued compensation                           751,926          739,938
       Taxes other than income taxes                    5,836           21,325
       Other accrued expenses                         538,522          522,694
       Income taxes payable                           135,490                0
       Deferred compensation                          754,250          754,250
       Current maturities on long-term debt           933,439          530,423
                                                      -------        ---------
         Total current liabilities                  4,195,786        4,508,547

Long-term debt, less current maturities             8,531,845       14,211,178
                                                    ---------       ----------

Total Liabilities                                  12,727,631       18,719,725


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                  0                0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,346,933 shares issued
   and outstanding                                     23,469           23,469
Additional paid-in capital                         10,323,225       10,323,225
Retained earnings                                   7,156,926        5,760,823
Accumulated other comprehensive income                 83,236           75,755
                                                       ------           ------

Total Shareholders' Equity                         17,586,856       16,183,272
                                                   ----------       ----------

TOTAL LIABILITIES AND EQUITY                      $30,314,487      $34,902,997
                                                  ===========      ===========



                             See Accompanying Notes.


                                         EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                    THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                                         (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                  ------------------               -----------------
                                                     October 31,                      October 31,
                                                     ----------                       ----------
                                               1999              1998             1999              1998
                                               ----              ----             ----              ----
NET SALES                                   $6,709,216        $6,498,890      $19,759,315       $20,106,180


COST OF GOODS SOLD                           4,287,645         4,134,410       12,668,699        12,815,869
                                             ---------         ---------       ----------        ----------

GROSS PROFIT                                 2,421,571         2,364,480        7,090,616         7,290,311

OTHER OPERATING EXPENSES:
  Selling, engineering and
    administrative expenses                  1,119,464         1,137,889        3,431,788         3,464,185
  Goodwill and organizational/
    finance cost amortization                   59,115            79,646          211,565           238,938
                                                ------            ------          -------           -------
    Total other operating expenses           1,178,579         1,217,535        3,643,353         3,703,123
                                             ---------         ---------        ---------         ---------

OPERATING INCOME                             1,242,992         1,146,945        3,447,263         3,587,188

OTHER EXPENSE (INCOME):
  Interest expense                             176,388           219,798          635,215           725,883
  Realized (gains) losses on
    trading securities                        (286,147)           91,219         (542,600)         (134,852)
  Unrealized losses on
    trading securities                         378,297           803,614          559,938           823,360
  Stock warrant amortization                         0           245,833          389,236           737,500
  Loss on sale of assets                        18,543                 0          128,543                 0
  Miscellaneous income                          (9,429)          (38,883)         (55,247)         (140,440)
                                               -------          --------         --------         ---------
    Total other expense                        277,652         1,321,581        1,115,085         2,011,451
                                               -------         ---------        ---------         ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                                 965,340          (174,636)       2,332,178         1,575,737


INCOME TAXES (CREDIT)                          379,479           (52,138)         936,075           686,338
                                               -------          --------          -------           -------


NET INCOME (LOSS)                              585,861          (122,498)       1,396,103           889,399

OTHER COMPREHENSIVE INCOME
  - Foreign currency
  translation adjustment                        26,469           103,309            7,481           111,376
                                                ------           -------            -----           -------

COMPREHENSIVE INCOME
(LOSS)                                        $612,360        ($  19,189)      $1,403,584        $1,000,775
                                              ========        ==========       ==========        ==========

Net income (loss) per share-basic                 $.25             ($.05)            $.59              $.38
Net income (loss) per share-diluted               $.20             ($.05)            $.48              $.31

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)


                                                          1999          1998
                                                          ----          ----
Net income                                             $1,396,103      $889,399

Adjustments to reconcile net income to net cash
  provided  by  operating activities:
    Depreciation and amortization                       1,287,167     1,503,921
    Provision for doubtful accounts                       102,896        54,375
    Loss on sale of assets                                128,543         3,592
    Realized gain on sales of trading securities         (542,600)     (134,852)
    Unrealized loss on trading securities                 559,938       823,360
    Purchases of trading securities                      (417,875)   (2,013,188)
    Proceeds from the sale of trading securities        3,002,326     2,207,626
    Equity in earnings of affiliate                       (45,000)      (80,000)

Changes in assets and liabilities:
    Accounts receivable                                  (573,152)     (646,379)
    Receivable from affiliate                              42,959       (26,895)
    Inventories                                           757,272      (933,375)
    Prepaid expenses and other assets                      46,728       195,968
    Trade accounts payable                               (863,594)      175,096
    Accrued compensation                                   11,988       (49,516)
    Taxes other than income taxes                         (15,489)       12,298
    Other accrued expenses                                 15,828       (71,244)
    Deferred income taxes                                (370,000)     (605,000)
    Income taxes payable                                  255,995        71,393
                                                          -------        ------

      Total adjustments                                 3,383,930       487,180
                                                        ---------       -------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                  4,780,033     1,376,579
                                                        ---------     ---------

Cash flows from investing activities:
    Additions to plant and equipment                     (522,690)   (2,141,913)
    Maturity of certificate of deposit                     95,000             0
    Proceeds from sale of assets                          903,657        11,267
                                                          -------        ------

NET CASH PROVIDED BY  (USED IN)
  INVESTING ACTIVITIES                                    475,967    (2,130,646)
                                                          -------     ---------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)

                                   (Continued)

                                                          1999          1998
                                                          ----          ----

Cash flows from financing activities:
   Proceeds from issuance of long-term debt            $5,457,183    $1,775,000
   Principal payments on long-term debt               (10,733,500)   (1,274,816)
   Payments received from affiliates                            0        90,723
   Stock options exercised                                      0       177,500
                                                                -       -------

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                 (5,276,317)      768,407
                                                        ---------       -------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                   7,481       111,376
                                                            -----       -------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (12,836)      125,716

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     468,072     1,037,288
                                                          -------     ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $  455,236    $1,163,004
                                                       ==========    ==========



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes           $1,050,080    $1,219,945
Cash paid during the period for interest                  655,907       718,379


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending October 31, 1999 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.


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


Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and nine-month periods ended October 31, 1999 and 1998 are summarized below. The stock options and warrants were antidilutive for the three months ended October 31, 1998.

                                               Three Months Ended                  Nine Months Ended
                                               ------------------                  -----------------
                                                   October 31,                       October 31,
                                                   ----------                        ----------
                                             1999             1998              1999              1998
                                             ----             ----              ----              ----
Net income per share-basic:
    Net income (loss) (numerator)          $ 585,861        ($122,498)       $1,396,103         $ 889,399

    Weighted average shares
      outstanding (denominator)            2,346,933        2,346,933         2,346,933         2,310,913

    Net income (loss) per share-basic          $ .25            ($.05)            $ .59             $ .38

Net income per share-diluted:
    Net income (loss) (numerator)          $ 585,861        ($122,498)       $1,396,103         $ 889,399

    Weighted average shares
      outstanding                          2,346,933        2,346,933         2,346,933         2,310,913

    Effect of dilutive securities:
      Stock options                          147,758                0           177,815           183,401
      Stock warrants                         372,888                0           392,173           391,270
    Weighted average shares
      outstanding (denominator)            2,867,579        2,346,933         2,916,921         2,885,584

    Net income (loss) per share-diluted        $ .20            ($.05)            $ .48             $ .31


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

The Company's amended master credit agreement expires April 30, 2004 and allows for revolving credit borrowings not to exceed $6,000,000 ($2,300,000 outstanding at October 31, 1999). Borrowings, which are based on qualified assets, bear interest at either the prime rate or the LIBOR rate plus 2%.

The Company also maintains a term loan ($4,450,000 outstanding at October 31, 1999) under the amended master credit agreement. Quarterly principal payments of $200,000 are required by the agreement. Borrowings bear interest at either the prime rate or the LIBOR rate plus 2.25%. The agreement calls for an additional annual principal payment based on excess cash flow as defined in the agreement.

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

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segments' operations and their accounting policies are contained in Note 2. Segment information for the three and nine-month periods ended October 31, 1999 and 1998 follows:

                         Three Months Ended October 31,
                         -----------------------------
                            1999                               1998
                            ----                               ----
                       Net        Operating               Net        Operating
                     Sales           Income             Sales           Income
                     -----           ------             -----           ------
ConForms       $ 5,302,538      $ 1,227,940       $ 5,011,859      $ 1,037,333
Ultra Tech         842,913          126,597           748,718          199,420
Gilco              563,765          (39,503)          738,313          (21,639)
Edison            ________          (72,042)         ________          (68,169)
                                   --------                           --------

Total          $ 6,709,216      $ 1,242,992       $ 6,498,890      $ 1,146,945


                          Nine Months Ended October 31,
                          ----------------------------
                            1999                               1998
                            ----                               ----
                       Net        Operating               Net        Operating
                     Sales           Income             Sales           Income
                     -----           ------             -----           ------
ConForms       $15,744,637       $3,528,369       $15,272,474       $3,082,344
Ultra Tech       2,336,703          354,223         3,063,816          862,634
Gilco            1,677,975         (172,646)        1,769,890          (86,967)
Edison            ________         (262,683)         ________         (270,823)
                                  ---------                          ---------

Total          $19,759,315       $3,447,263       $20,106,180       $3,587,188

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

Net sales for the quarter ended October 31, 1999 increased $210,326 (3.2%) to $6,709,216 compared with net sales for the same period of the prior year. For the first nine months of this year, net sales decreased $346,865 (1.7%) to $19,759,315 compared with net sales for the same period of the prior year. The principal reason for the change was due to the decrease in large project sales at Ultra Tech during the first quarter. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter decreased to 36.1% from 36.4%. Gross margin for the nine months ended October 31, 1999 was 35.9% compared to 36.3% for the nine months ended October 31, 1998. Improved results from ConForms were offset by decreased sales of higher margin Ultra Tech products and lower margins on sales of Gilco products. Selling, engineering and administrative expenses for the three and nine-month periods ended October 31, 1999 decreased by $18,425 (1.6%) and $32,397 (.9%) from the same period last year.

Interest expense decreased to $176,388 and $635,215 for the three and nine-month periods ended October 31, 1999 compared to $219,798 and $725,883 for the same periods ended October 31, 1998. Interest expense is expected to continue to decrease due to the debt refinancing described in Note 3 of the Notes to Consolidated Financial Statements and anticipated future principal reductions.

The Company had a $92,150 and $17,338 net loss on trading securities for the three and nine-month periods ended October 31, 1999 compared to a $894,833 and $688,508 net loss for the same periods of the prior year. Trading securities at October 31, 1999 consisted of the following:

                                              Number of              Market
Name of Issuer/Title of Issue                    Shares               Value
-----------------------------                    ------               -----
Common Stocks:
     Glenayre Technologies, Inc.                 40,000          $  118,750
     Liberty Digital Inc.                         3,000              93,750
     Pacificare Health Systems Inc.              10,000             394,375
     Sun International Hotels                       100               2,025
     US Trust Corporation                         5,000             405,625
                                                                 ----------

Total                                                           $ 1,014,525
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

The amortization of goodwill, financing costs and stock warrants created a total non-cash charge of $600,801 for the nine months ended October 31, 1999 compared to $976,438 for the same period of the prior year. Due to the repayment of the Company's subordinated bank loan, the associated guarantee provided by the principal shareholder of Edison was canceled. Accordingly, all remaining deferred financing costs ($143,403), related to the warrant issued to the principal shareholder for providing the guarantee, were expensed in the first quarter of fiscal 1999. The total amortization of all these non-cash charges for the year ended January 31, 2000 is expected to approximate $660,000.

During the third quarter, the Company completed the sale of the land and building in Cedarburg, Wisconsin to a third party. The sale resulted in a loss of $128,543.

The Company recorded tax expense of $936,075 for the nine months ended October 31, 1999, which represents the estimated annual effective rate of 40.1% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $585,861, or $.25 and $.20 per share, basic and diluted, respectively, for the third quarter of fiscal 1999 was an increase of $708,359 from a net loss of $122,498, or ($.05) per share, basic and diluted, for the comparable period of the prior year. The change was principally due to a net loss on trading securities of $92,150 for the third quarter of 1999 compared to a net loss on trading securities of $894,833 for the third quarter of 1998. For the nine months ended October 31, 1999, net income was $1,396,103 or $.59 and $.48 per basic and diluted share, respectively, compared to net income of $889,399, or $.38 and $.31 per basic and diluted share, respectively, in the comparable period of the prior year. The change was principally due to a net loss on trading securities of $17,338 for the nine months ended October 31, 1999 compared to a net loss on trading securities of $688,508 for the nine months ended October 31, 1998.

Liquidity and Capital Resources
-------------------------------

The Company generated $4,780,033 in cash from operations during the first nine months of 1999, compared to cash flow generated by operations of $1,376,579 for the same period last year. This change was due largely to the net proceeds of approximately $2,600,000 received from sales of trading securities during the period. The Company used $522,690 in cash to acquire capital equipment and received $95,000 in cash from the maturity of a certificate of deposits and $903,657 from the sale of the land and building in Cedarburg, Wisconsin. As described in Note 3 of the Notes to Consolidated Financial Statements, the Company refinanced its bank debt resulting in a net debt reduction of $5,276,317 for the first nine months compared to a net debt increase of $500,184 in the prior comparable period. The result was a net decrease in cash and cash equivalents of $12,836 for the first nine months of fiscal 1999 compared to a net increase of $125,716 in the prior year's first nine months.

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

Interest Rate Risk
------------------
The Company's debt obligations, which totaled $9,465,284 as of October 31, 1999, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the October 31, 1999 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $95,000, or $.02 per diluted share, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

Equity Price Risk
-----------------
Approximately 3.4% of the Company's total assets as of October 31, 1999 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($1,014,525 at October 31, 1999), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $101,000, or $.02 per diluted share.

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

                                         EDISON CONTROL CORPORATION
                                         --------------------------
                                                  (Registrant)


Date: December 3, 1999                      /s/     Jay R. Hanamann
                                            -----------------------
                                                    Jay R. Hanamann
                                           (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.              Description
-----------              ------------

27.                  Financial Data Schedule.