Form 10-K405
period 2000-01-31
EDISON CONTROLS CORP
filed 2000-04-14
CIK 795968

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       or
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

               Registrant's telephone number, including area code:
                                  262-268-6800
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                     Common stock, par value $.01 per share
                                (Title of class)

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

          Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 2000 was $10,910,396.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000: 2,351,308 shares of common stock, par value $.01 per share.

                       Documents Incorporated by Reference

          1. Portions of Edison Control Corporation's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K.

          2. Portions of Edison Control Corporation's Notice of Annual Meeting and Proxy Statement for the Registrant's 2000 Annual Meeting scheduled to be held on June 29, 2000 are incorporated by reference into Part III of this Form 10-K.


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

The Company conducts its business through its ConForms' divisions. ConForms, the Company's principal operating unit, designs, manufactures and distributes concrete pumping systems and accessories. Ultra Tech is engaged in the manufacturing and marketing of abrasion resistant piping systems. Abrasion resistant piping systems are used extensively in mining, pulp and paper mills, wastewater treatment plants and coal-fired electric utility plants, as well as in concrete pumping applications. Gilco is engaged in the manufacturing and marketing of a broad line of concrete and mortar/plaster mixers for a broad segment of industries.

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

ConForms manufactures over 7,000 finished products, although approximately 500 products constitute approximately 80% of ConForms' sales. To its knowledge, ConForms is the only complete source of piping system components and accessories needed to pump and place concrete. ConForms' products include straight pipe sections in a variety of lengths, diameters, wall thicknesses, degrees of hardness, and fittings. In addition, ConForms' products include couplings, reducers, bends, elbows and valves in various sizes and styles. Specially made rubber hose in a variety of sizes and configurations is included in ConForms' product base. The line also includes equipment, which is tailor-made for particular applications, such as bridge-deck spreaders, krete-placers, hydraulic diversion discharge valves, and customized equipment used in tunnel construction.

Marketing

ConForms' products, which account for approximately 79% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. Approximately 95% of all orders are received over the telephone.

Export sales accounted for approximately 20.3% of ConForms' business for the year ended January 31, 2000, compared to 19.7% in the prior year. International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of concrete pump manufacturers (17%), pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (39%), dealers (26%), pumping contractors (11%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (7%).

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2000.

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

ConForms order backlog on March 31, 2000 and 1999 was approximately $970,000 and $965,000, respectively; all of which should be completed prior to the end of the current fiscal year.

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

Ultra Tech has developed a line of hardened and overlay pipe products available in varying diameters, lengths and configurations which prolong the life of a piping system, regardless of particular wear characteristics found in the pumping system. The Company uses low alloy steel pipe, advanced heat-treating technology and metallurgical principles to produce both UT600 and UT500 induction-hardened pipe. Both of these products have a hard, abrasion resistant inner wall and a more ductile outer layer. For pure abrasion applications, UT600 provides outstanding wear resistance. UT600 induction-hardened pipe is made from a raw steel pipe of a proprietary chemistry. The pipe is induction heated, then water quenched on the inner wall. In applications involving impact or shock loading, UT500 offers more ductility while maintaining a hard innerwear surface. For applications where abrasion from shear and erosion are extreme, UltraWeld Overlay is considered for superior wear resistance. The result is a surface possessing an excellent combination of high resistance to erosion, severe abrasion and moderate impact strength. Recently, Ultra Tech has broadened its line of abrasion resistant products to include ceramic, chrome carbide and basalt products.

Marketing

Ultra Tech products,  which account for  approximately  13% of the Company's net
sales,  are  marketed   through  Company  sales  and  marketing   personnel  and
distributors. Ultra Tech advertises regularly in various trade journals.

Ultra Tech's export sales for the year ended January 31, 2000 and 1999 accounted for approximately 27.8% and 3.3% of Ultra Tech's net sales, respectively.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Ultra Tech's products are also used in the processing industries such as dredging, foundries, steel, cement, sludge and grain handling. In addition, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2000.

Competition

There are a number of competitors in the piping industry, including mild steel, duplex steel, plastic pipe, rubber lined pipe, basalt lined pipe, ceramic lined pipe and cast alloy pipe. Ultra Tech is one of only two North American competitors that manufactures induction hardened pipe. Ultra Tech relies on its efficient manufacturing processes, superior value, quality and engineering assistance to compete.

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

Ultra Tech's order backlog on March 31, 2000 and 1999 was approximately $270,000 and $705,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                      Gilco

In 1989, ConForms acquired the assets of the mixer division of the Gilson Brothers Company, a well-known manufacturer of construction and utility mixers. This acquisition allowed ConForms to diversify and expand its product line and market base in the concrete construction equipment industry. Gilco is engaged in designing, manufacturing and marketing concrete and mortar/plaster mixers. Gilco's product lines include mortar/plaster mixers with capacities of six to sixteen cubic feet, concrete mixers with capacities of one and one-half to nine cubic feet, and non-tilt mixers with capacities of six to sixteen cubic feet.

Gilco's mixers are built to maintain high production with the densest mixes in the toughest conditions. The mixers feature a square paddle shaft, steel blades/adjustable wipers and a reinforced tubular steel frame. They also feature a dual-belt drive and a completely enclosed extra heavy-duty gear drive with either an automotive style clutch or a fully automatic hydraulic transmission. Gilco's new polyurethane liners can be ordered across several mixer lines. Mixers are driven by gas-powered engines or electric motors.

Gilco occupies a 50,000 square foot factory owned by the Company in Grafton, Wisconsin. Grafton is approximately 20 miles north of Milwaukee.

Marketing

Gilco markets its products, which account for approximately 8% of the Company's sales, through inside sales personnel, direct mail, trade magazine advertisements and referrals. This is in addition to its existing distributor and retail channels. Gilson mixers are positioned at the high quality, high price end of the market.

Gilco's export sales accounted for less than 1% of Gilco's net sales volume during the years ended January 31, 2000 and 1999.

Customers

Approximately 47% of Gilco's sales are to construction equipment dealers. Another 17% are sold directly to masons, plasterers, general contractors and other end users. Retail outlets account for about 22% of Gilco's business. The remaining 14% are sold to government agencies, rental yards, and other equipment manufacturers.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2000.

Competition

Gilco has a few large competitors along with several competitors of similar size. While a few are only involved with mixers, most have a line of additional and related construction equipment products. Gilco competes on the basis of its high quality.

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

Gilco's order backlog on March 31, 2000 and 1999 was approximately $55,000 and $85,000, respectively; all of which should be shipped during the current fiscal year.

                                 General Matters

Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 2000, 1999 and 1998 totaled approximately $223,000, $212,000 and $190,000, respectively.

The Company believes that compliance with Federal, state and local environmental regulations will not require significant capital expenditures or materially affect future earnings in fiscal 2000.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                                Industry Segments

Information on industry segments is incorporated by reference to footnote 15 of the consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders.

                               Foreign Operations

Information on foreign operations is incorporated by reference to footnote 14 of the consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders.

                                    Employees

As of January 31, 2000, the Company had 122 active full-time employees.

Item 2.   Properties

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 2000:

                           Square Feet
                               of
Location                   Floor Space         Description and Principal Use
--------                   -----------      ------------------------------------
Port Washington, WI(1)        95,000        One-story  and  partial   mezzanine,
                                            masonry and metal clad,  steel frame
                                            office and manufacturing facility on
                                            15    acres    used    mainly    for
                                            manufacturing  of ConForms and Ultra
                                            Tech products and  headquarters  for
                                            all office personnel.

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

Gardena, CA(2)                10,000        One-story  office and  manufacturing
                                            facility  used for the  distribution
                                            and light  manufacturing of ConForms
                                            products.

Newport, Wales,               10,000        One-story  office and  manufacturing
United Kingdom(3)                           facility  used for the  distribution
                                            and light  manufacturing of ConForms
                                            products.

Johor Bahru,                  10,000        One-story  office and  manufacturing
Malaysia(4)                                 facility  used for the  distribution
                                            and light  manufacturing of ConForms
                                            products.

---------------------
(1) The Company owns these facilities, all of which are mortgaged under debt agreements.
(2)  The Company leases this facility. The lease expires November 30, 2003.
(3)  The Company leases this facility. The lease expires October 31, 2000.
(4)  The Company leases this facility. The lease expires January 31, 2001.

The Company believes that all of its facilities are in good condition and are adequate for their intended uses.


Item 3.   Legal Proceedings

The Company is party to routine legal proceedings, involving product liability and environmental matters, incidental to its business. There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 1999.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                   Fiscal 1998
                 Quarter               High                 Low
                 -------               ----                 ---
                   1st                 6 1/2               4
                   2nd                11 1/2               6 3/4
                   3rd                 9 1/8               6 3/4
                   4th                 7 1/2               6 1/8


                                   Fiscal 1999
                 Quarter               High                 Low
                 -------               ----                 ---
                   1st                10                   6.578
                   2nd                 9 5/8               8 5/16
                   3rd                 8 3/8               5
                   4th                14                   5 5/8

The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value common stock as of January 31, 2000 were 35 and 600, respectively.

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

The following information for this Part II is incorporated by reference to the Company's 1999 Annual Report to Shareholders, as follows:

                                                      Information Incorporated
Item                 Caption                              by Reference to:
----                 -------                          ------------------------
 6.     Summary of Selected Financial Data           Annual Report, page 7

 7.     Management's Discussion and                  Annual Report, pages 3 - 6
          Analysis of Financial Condition
          and Results of Operations

 7A.    Quantitative and Qualitative Disclosures     Annual Report, pages 5 - 6
          About Market Risk

 8.     Audited Financial Statements and             Annual Report, pages 8 - 31
          Supplemental Data



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

At March 31, 2000, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

                                                                 First
         Name                         Office                    Elected     Age
         ----                         ------                    -------     ---

William B. Finneran     Chairman of the Board and Director        1991      59

John J. Delucca         Director                                  1991      56

Mary E. McCormack       Director                                  1995      46

Alan J. Kastelic        President and Chief Executive             1996      56
                          Officer of Edison Control
                          Corporation and Director

Jay R. Hanamann         Secretary, Treasurer and Chief            1996      40
                          Financial Officer

Robert L. Cooney        Director                                  1997      66

William C. Scott        Director                                  1997      65

Norman Eig              Director                                  1999      59


William B. Finneran is a Managing Director of First Union Securities, an investment-banking firm. Prior to joining First Union, Mr. Finneran was a Managing Director at CIBC Oppenheimer Corp. and had been employed with them since 1972. Mr. Finneran is a Director of National Planning Association, a non-profit advisory board and Covenant House, a non-profit charitable institution. Mr. Finneran also serves on the Board of Operation Smile and Villanova University.

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

Mary E.  McCormack is Director of  Acquisitions  of  McCann-Erickson  Worldwide.
Prior to joining McCann, she was Director of Acquisitions of The Hertz Corporation. She was President and Chief Executive Officer of the Edison Control Corporation from February 1995 to February 1998. Prior to working with the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as

Vice   President-Corporate   Finance.  Ms.  McCormack  is  a  Director  of  Star
International Holdings, Inc., a manufacturer of commercial cooking appliances.

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

William C. Scott was the Chairman and Chief Executive Officer of Panavision Inc. from 1988 to 1999, the leading designer and manufacturer of high-precision film camera systems for the motion picture and television industries. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a manufacturer of industrial products. Prior to 1972 Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years and Vice President of Booz, Allen & Hamilton (a management-consulting firm) for five years. He is currently a director of Panavision Inc. and of Four Media Company.

Norman Eig is Vice-Chairman of Lazard Freres & Co. LLC and has over 32 years of investment experience. Prior to joining Lazard in 1982, Mr. Eig served as a General Partner of Oppenheimer & Company and as a Managing Director and Chief Operating Officer of Oppenheimer Capital Corp. Mr. Eig has a M.B.A. from Columbia University and a B.S. from Ohio State University.

Certain  other   information  is  incorporated  by  reference  to  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

There were no reportable transactions during the year.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements:

The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 8 through 31 of the Company's 1999 Annual Report to Shareholders, and are incorporated herein by reference.

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


By: /s/ Alan J. Kastelic
   -------------------------------------------------
    Alan J. Kastelic
    President and Chief Executive Officer
    (Principal Executive Officer)
    April 14, 2000


By: /s/ Jay R. Hanamann
   -------------------------------------------------
    Jay R. Hanamann
    Secretary, Treasurer and Chief Financial Officer
    (Principal Financial and Accounting Officer)
    April 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:


/s/  William B. Finneran
----------------------------------------
William B. Finneran
Chairman of the Board and Director
April 14, 2000


/s/  Mary E. McCormack
----------------------------------------
Mary E. McCormack
Director
April 14, 2000


/s/  Norman Eig
----------------------------------------
Norman Eig
Director
April 14, 2000


/s/  John J. Delucca
----------------------------------------
John J. Delucca
Director
April 14, 2000


/s/  Alan J. Kastelic
----------------------------------------
Alan J. Kastelic
Director and President and Chief Executive
Officer of Construction Forms, Inc.
April 14, 2000


/s/  Robert L. Cooney
----------------------------------------
Robert L. Cooney
Director
April 14, 2000


/s/  William C. Scott
----------------------------------------
William C. Scott
Director
April 14, 2000

EXHIBIT INDEX


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

  10.2 * Stock Warrant issued to William Finneran (incorporated by reference to the Company's 1997 Proxy Statement Exhibit 2).

  10.3 *     Edison   Control    Corporation   1999   Equity   Incentive   Plan,
             (incorporated by reference to the Company's 1999 Proxy Statement Appendix A).

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

  10.10* Nonqualified Stock Option Agreement dated October 15, 1997, between the Company and William Scott (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-41483) filed December 4, 1997).

  13.        Pages  from  1999   Annual   Report  to   shareholders   which  are
             incorporated by reference to Form 10-K.

  21.        Subsidiaries of Edison Control Corporation.

  23.        Consent and Report of Independent Auditors.

  27.        Financial Data Schedule for the  twelve-month  period ended January
             31, 2000.

  99. Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (to be filed within 120 days of January 31, 2000).


   *         Represents a management compensation plan.