Form 10-Q
period 2000-04-30
EDISON CONTROLS CORP
filed 2000-06-01
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2000
                     --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                                 (262) 268-6800
                                 --------------
              (Registrant's telephone number, including area code)



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

Common Stock, $.01 par value: 2,351,308 as of April 30, 2000
------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Form 10-Q
                                                                  Page Number
                                                                  -----------
                          Part I Financial Information


Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                       Pages 2 & 3
         April 30, 2000 (Unaudited) and
         January 31, 2000

Consolidated Statements of Income                                 Page 4
         Three months ended April 30,
         2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows                             Pages 5 & 6
         Three months ended April 30,
         2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                        Pages 7 - 8
         (Unaudited)

Item 2 Management's Discussion and Analysis of                    Pages 9 - 11
----------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Item 3 Quantitative and Qualitative Disclosures
-----------------------------------------------
         About Risk                                               Pages 11-12
         ----------

                            Part II Other Information
                            -------------------------


Item 6 Exhibits                                                   Page 12 and
---------------                                                   Exhibit Index

PART I.
Item 1
Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and January 31, 2000


                                                     April 30,     January 31,
                                                        2000           2000
                                                        ----           ----
                                                    (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                     $795,189       $539,586
         Investments                                     95,000         95,000
         Trading securities                           1,150,863      1,405,650
         Trade accounts receivable, net               4,281,527      3,522,867
         Receivable from affiliate                       68,017         61,606
         Inventories, net                             6,822,322      7,110,888
         Prepaid expenses and other assets              113,581        193,886
         Deferred income taxes                          180,000        190,000
                                                        -------        -------
            Total current assets                     13,506,499     13,119,483

Investment in and advances to affiliate                 494,359        478,108

Other Assets:
         Prepaid pension                                      0         25,193
         Deferred income taxes                          535,000        535,000
                                                        -------        -------
            Total other assets                          535,000        560,193

Property, plant and equipment, net                    7,795,983      7,968,785

Goodwill (net of amortization)                        8,399,994      8,458,059

Organizational/finance costs (net of
  amortization)                                          44,998         46,036
                                                         ------         ------

TOTAL ASSETS                                        $30,776,833    $30,630,664
                                                    ===========    ===========

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and January 31, 2000

                                   (Continued)

                                                     April 30,     January 31,
                                                        2000           2000
                                                        ----           ----
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                     $ 1,416,649     $  989,595
         Accrued compensation                           469,074        791,528
         Taxes other than income taxes                   40,622         24,780
         Other accrued expenses                         765,477        653,077
         Income taxes payable                           450,565        151,104
         Deferred compensation                          754,250        754,250
         Current maturities on long-term debt           933,784        933,784
                                                        -------        -------
            Total current liabilities                 4,830,421      4,298,118

Accrued pension expenses                                 10,801              0

Long-term debt, less current maturities               7,051,469      8,029,358
                                                      ---------     ----------

Total Liabilities                                    11,892,691     12,327,476


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                    0              0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,351,308 shares issued
   and outstanding                                       23,513         23,513
Additional paid-in capital                           10,344,868     10,344,868
Retained earnings                                     8,569,205      7,917,695
Accumulated other comprehensive (loss) income           (53,444)        17,112
                                                       --------         ------

Total Shareholders' Equity                           18,884,142     18,303,188
                                                     ----------     ----------

TOTAL LIABILITIES AND EQUITY                        $30,776,833    $30,630,664
                                                    ===========    ===========

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)


                                                        2000           1999
                                                        ----           ----

NET SALES                                            $6,954,152     $6,117,533

COST OF GOODS SOLD                                    4,278,216      3,997,597
                                                      ---------      ---------

GROSS PROFIT                                          2,675,936      2,119,936

OTHER OPERATING EXPENSES:
   Selling, engineering and
      administrative expenses                         1,500,456      1,204,640
   Goodwill and organizational/
      finance cost amortization                          59,103         79,650
                                                         ------         ------
         Total other operating expenses               1,559,559      1,284,290
                                                      ---------      ---------

OPERATING INCOME                                      1,116,377        835,646

OTHER EXPENSE (INCOME):
   Interest expense                                     176,682        251,409
   Realized gains on trading securities                (124,522)      (260,953)
   Unrealized (gains) losses on trading securities      (19,986)       192,817
   Stock warrant amortization                                 0        389,236
   Miscellaneous income                                 (21,332)       (28,886)
                                                       --------       --------
          Total other expense                            10,842        543,623
                                                         ------        -------

INCOME BEFORE INCOME TAXES                            1,105,535        292,023

INCOME TAXES                                            454,025        131,176
                                                        -------        -------

NET INCOME                                              651,510        160,847

OTHER COMPREHENSIVE LOSS -
    Foreign currency translation adjustment             (70,556)       (22,914)
                                                       --------       --------

COMPREHENSIVE INCOME                                   $580,954       $137,933
                                                       ========       ========

Net income per share - basic                               $.28           $.07

Net income per share - diluted                             $.22           $.06


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)


                                                        2000           1999
                                                        ----           ----
OPERATING ACTIVITIES:
Net income                                          $   651,510    $   160,847

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                      308,071        693,589
     Provision for doubtful accounts                     78,091         66,044
     Realized gain on sales of trading securities      (124,522)      (260,953)
     Unrealized (gain) loss on trading securities       (19,986)       192,817
     Purchases of trading securities                    (80,783)             0
     Proceeds from the sale of trading securities       480,078      2,631,337
     Equity in earnings of affiliate                    (16,251)       (15,000)

Changes in assets and liabilities:
     Accounts receivable                               (836,751)      (117,719)
     Receivable from affiliate                           (6,411)        18,992
     Inventories                                        288,566        126,356
     Prepaid expenses and other assets                  105,498        (27,412)
     Trade accounts payable                             427,054       (928,128)
     Accrued compensation                              (322,454)      (279,262)
     Taxes other than income taxes                       15,842         19,628
     Other accrued expenses                             123,201        (13,923)
     Deferred income taxes                               10,000       (148,000)
     Income taxes payable                               299,461        279,785
                                                        -------        -------

        Total adjustments                               728,704      2,238,151
                                                        -------      ---------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                             1,380,214      2,398,998
                                                      ---------      ---------

INVESTING ACTIVITIES:
     Additions to plant and equipment                   (76,166)       (75,607)
     Maturity of certificate of deposit                       0         95,000
                                                              -         ------

NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                               (76,166)        19,393
                                                        -------         ------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

                                   (Continued)


                                                        2000           1999
                                                        ----           ----

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt       $   600,000    $ 5,157,183
     Payments on long-term debt                      (1,577,889)    (7,106,756)

NET CASH USED IN
     FINANCING ACTIVITIES                              (977,889)    (1,949,573)
                                                       --------     ----------

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                           (70,556)       (22,914)
                                                        -------        -------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                               255,603        445,904

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                539,586        468,072
                                                        -------        -------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $   795,189    $   913,976
                                                    ===========    ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes          $ 144,564    $         0
Cash paid during the period for interest                183,937        257,374


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2000 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.


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

Net income per share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three months ended April 30, 2000 and 1999 are summarized as follows:

                                                            2000        1999
                                                            ----        ----
Net income per share - basic:
     Net income (numerator)                                $651,510    $160,847

     Weighted average shares outstanding (denominator)    2,351,308   2,346,933

     Net income per share - basic                              $.28       $ .07

Net income per share - diluted:
     Net income (numerator)                                $651,510    $160,847

     Weighted average shares outstanding                  2,351,308   2,346,933

     Effect of dilutive securities:
          Stock options                                     184,755     177,949
          Stock warrants                                    378,749     392,025
                                                            -------     -------

     Weighted average shares outstanding (denominator)    2,914,812   2,916,907

     Net income per share - diluted                            $.22       $ .06


Note 3 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies is contained in Note 2. Segment information for the quarters ended April 30, 2000 and 1999 follows:

                          2000                             1999
                          ----                             ----
                     Net        Operating              Net        Operating
                    Sales    Income (Loss)           Sales     Income (Loss)
                    -----    ------------            -----     ------------
ConForms       $5,801,838      $1,455,796       $5,082,901         $953,762
Ultra Tech        667,105          76,201          466,689           91,999
Gilco             485,209         (60,153)         567,943         (115,789)
Edison                           (355,467)                          (94,326)
                  -------       ---------        ---------         --------

Total          $6,954,152      $1,116,377       $6,117,533         $835,646

Item 2.
Management's Discussion and Analysis of Operations and Financial Condition
--------------------------------------------------------------------------
Certain   matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, economic or political conditions in the countries in which the Company does business, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms, economic factors affecting the Company's customers and stock price variations affecting the Company's securities trading portfolio. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Net sales for the quarter ended April 30, 2000 increased $836,619 (13.7%) to $6,954,152 when compared with the same period of the prior year. The principal reasons for the change were increases in ConForms' foreign and domestic sales and Ultra Tech project sales. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter increased to 38.5% from 34.7% due to improved ConForms domestic and foreign results and fewer lower margin Gilco sales. Selling, engineering and administrative expenses increased by $295,816 (24.6%) due largely to increased legal and professional expenses related to the possible acquisition of all of Edison's common stock.

Interest expense decreased to $176,682 for the quarter ended April 30, 2000 compared to $251,409 for the quarter ended April 30, 1999 due to lower debt balances.

The Company had a net gain on trading securities of $144,508 for the quarter ended April 30, 2000 compared to a net gain of $68,136 for the quarter ended April 30, 1999. Trading securities at April 30, 2000 consisted of the following:

                                                     Number of        Market
Name of Issuer/Title of Issue                          Shares          Value
-----------------------------                          ------          -----
Common Stocks:
     Allied Capital Corp., New.                         3,000     $   56,063
     Compaq Computers Corp.                             5,000        145,938
     Creative Biomolecules, Inc.                        3,000         23,156
     Entremed Inc.                                      1,500         78,656
     Glenayre Technologies, Inc.                       40,000        527,500
     Intel Corp.                                        2,000        253,625
     Liberty Digital, Inc.                              2,000         64,000
     Sun International Hotels                             100          1,925

Total                                                            $ 1,150,863
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

The amortization of goodwill, financing costs and stock warrants created a total non-cash charge of $59,103 for the first quarter compared to $468,886 for the prior year first quarter. The amortization decrease was due to the expensing in the quarter ended April 30, 1999 of all remaining deferred financing costs that related to the warrant issued to the principal shareholder. The total amortization of all these non-cash charges for the year ended January 31, 2001 is expected to approximate $237,000.

The Company recorded tax expense of $454,025 for the three months ended April 30, 2000, which represents the estimated annual effective rate of 41.1% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net  income  of  $651,510,  or $.28 and  $.22  per  share,  basic  and  diluted, respectively, for the first quarter of 2000 was an increase of $490,663 (305.0%), from net income of $160,847, or $.07 and $.06 per share, basic and diluted, for the comparable period of the prior year. This change was principally due to improved sales and margins and the decrease in amortization of the non-cash charges described above.

Liquidity and Capital Resources
-------------------------------

The Company generated $1,380,214 in cash from operations during the first three months of 2000, compared to cash generated from operations of $2,398,998 for the same period last year. This decrease was due largely to the net proceeds of $2,631,337 received from sales of trading securities during the first three months of 1999. The Company used $76,166 in cash to acquire capital equipment and used $977,889 for net payments on long-term debt. The result was a net increase in cash and cash equivalents of $255,603 for the first quarter of fiscal 2000 compared to a net increase of $445,904 in the prior year first quarter.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2001 are expected to total approximately $1,000,000, compared to $675,245 for fiscal 1999. The expected increase is due principally to the expected installation of a heat-treating facility in Germany.

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

Interest Rate Risk
------------------
The Company's revolving credit borrowings and variable rate term loans, which total $7,985,253 as of April 30, 2000, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the April 30, 2000 balance, an increase of one percent in the interest rate on the Company's loans would cause interest expense to increase by approximately $80,000 or $.02 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

Equity Price Risk
-----------------
Approximately 4% of the Company's total assets as of April 30, 2000 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($1,150,863 at April 30, 2000), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $115,000, or $0.02 per diluted share, net of taxes.


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


                                        EDISON CONTROL CORPORATION
                                        --------------------------
                                                  (Registrant)


Date: June 1, 2000                        /s/     Jay R. Hanamann
                                          -----------------------
                                                  Jay R. Hanamann
                                          (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.                 Description
-----------                 -----------

27.                         Financial Data Schedule.