Form 10-Q
period 2000-07-31
EDISON CONTROLS CORP
filed 2000-09-05
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2000
                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 0-14812
                       -------

                           EDISON CONTROL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

     New Jersey                                     22-2716367
     -------------------------------                -------------------
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification No.)

                               777 Maritime Drive
                                   PO Box 308
                         Port Washington, WI 53074-0308
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (262) 268-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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
Yes    X       No
    -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,351,308 as of July 31, 2000
-----------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                   Form 10-Q
                                                                   Page Number
                                                                   -----------

                          Part I Financial Information


Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                        Pages 2-3
  July 31, 2000 (Unaudited) and
  January 31, 2000

Consolidated Statements of Operations                              Page 4
  Three and six months ended July 31,
  2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows                              Pages 5-6
  Six months ended July 31,
  2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                         Pages 7-9
  (Unaudited)

Item 2 Management's Discussion and Analysis of                     Pages 9-12
----------------------------------------------
  Operations and Financial Condition
  ----------------------------------

Item 3 Quantitative and Qualitative Disclosures                    Page 12
-----------------------------------------------
  About Risk
  ----------


                            Part II Other Information


Item 4 Submission of Matters to a Vote of                          Pages 13
------------------------------------------
  Security Holders
  ----------------

Item 6 Exhibits                                                    Page 13 and
---------------                                                    Exhibit Index

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2000 and January 31, 2000


                                                 July 31,            January 31,
                                                   2000                 2000
                                                   ----                 ----
                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $   460,900         $   539,586
  Investments                                        95,000              95,000
  Trading securities                                968,488           1,405,650
  Trade accounts receivable, net                  4,153,295           3,522,867
  Receivable from affiliate                          60,118              61,606
  Inventories, net                                6,591,452           7,110,888
  Prepaid expenses and other assets                 232,408             193,886
  Taxes other than income                            12,693                   0
  Refundable income taxes                            18,103                   0
  Deferred income taxes                             240,000             190,000
                                                -----------         -----------
     Total current assets                        12,832,457          13,119,483

Investment in and advances to affiliate             518,108             478,108

Other Assets:
  Prepaid pension                                         0              25,193
  Deferred income taxes                             535,000             535,000
                                                -----------         -----------
     Total other assets                             535,000             560,193

Property, plant and equipment, net                7,696,095           7,968,785

Goodwill (net of amortization)                    8,341,929           8,458,059

Organizational/finance costs (net of
  amortization)                                      43,960              46,036
                                                -----------         -----------

TOTAL ASSETS                                    $29,967,549         $30,630,664
                                                ===========         ===========




                                   (Continued)



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2000 and January 31, 2000

                                   (Continued)


                                                  July 31,          January 31,
                                                    2000               2000
                                                    ----               ----
                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                        $ 1,289,904         $   989,595
  Accrued compensation                              658,160             791,528
  Taxes other than income taxes                           0              24,780
  Other accrued expenses                            575,653             653,077
  Income taxes payable                                    0             151,104
  Deferred compensation                             754,250             754,250
  Current maturities on long-term debt              933,784             933,784
                                                -----------         -----------
     Total current liabilities                    4,211,751           4,298,118

Accrued pension expenses                             46,795                   0

Long-term debt, less current maturities           6,149,277           8,029,358
                                                -----------         -----------

Total Liabilities                                10,407,823          12,327,476


Shareholders' Equity:
Preferred stock, $.01 par value:
  1,000,000 shares
  authorized, none issued                                 0                   0
Common stock, $.01 par value:
  20,000,000 shares authorized,
  2,351,308 shares issued
  and outstanding                                    23,513              23,513
Additional paid-in capital                       10,344,868          10,344,868
Retained earnings                                 9,312,583           7,917,695
Accumulated other comprehensive
  (loss) income                                    (121,238)             17,112
                                                -----------         -----------

Total Shareholders' Equity                       19,559,726          18,303,188
                                                -----------         -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $29,967,549         $30,630,664
                                                ===========         ===========




                             See Accompanying Notes.

                          EDISON CONTROL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                       THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                          (Unaudited)

                                               Three Months Ended            Six Months Ended
                                              --------------------           ----------------
                                                    July 31,                      July 31,
                                                    --------                      --------


                                               2000          1999          2000            1999
                                               ----          ----          ----            ----
NET SALES                                   $7,210,022    $6,932,566    $14,164,174    $13,050,099


COST OF GOODS SOLD                           4,562,187     4,383,457      8,840,403      8,381,054
                                            ----------    ----------    -----------    -----------

GROSS PROFIT                                 2,647,835     2,549,109      5,323,771      4,669,045

OTHER OPERATING EXPENSES:
  Selling, engineering and
    administrative expenses                  1,132,482     1,107,684      2,632,938      2,312,324

  Goodwill and organizational/
    finance cost amortization                   59,103        72,800        118,206        152,450
                                            ----------    ----------    -----------    -----------

     Total other operating expenses          1,191,585     1,180,484      2,751,144      2,464,774
                                            ----------    ----------    -----------    -----------

OPERATING INCOME                             1,456,250     1,368,625      2,572,627      2,204,271

OTHER EXPENSE (INCOME):
  Interest expense                             141,336       207,418        318,018        458,827
  Realized  losses (gains) on
    trading securities                           2,151         4,500      (122,371)      (256,453)
  Unrealized losses (gains) on
    trading securities                         146,461      (11,176)        126,475        181,641
  Stock warrant amortization                         0             0              0        389,236
  Write down of assets for
    sale to net realizable value                     0       110,000              0        110,000
  Miscellaneous income                         (34,762)      (16,932)       (56,094)       (45,818)
                                            ----------    ----------    -----------    -----------
     Total other expense                       255,186       293,810        266,028        837,433
                                            ----------    ----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   1,201,064     1,074,815      2,306,599      1,366,838


INCOME TAXES                                   457,686       425,420        911,711        556,596
                                            ----------    ----------    -----------    -----------


NET INCOME                                     743,378       649,395      1,394,888        810,242

OTHER COMPREHENSIVE (LOSS)
  INCOME - Foreign currency
  translation adjustment                      (67,794)         3,926      (138,350)       (18,988)
                                            ----------    ----------    -----------    -----------

COMPREHENSIVE INCOME                          $675,584      $653,321     $1,256,538       $791,254
                                            ==========    ==========    ===========    ===========

Net income per share-basic                        $.32          $.28           $.59           $.35
Net income per share-diluted                      $.25          $.22           $.48           $.28




                                    See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)


                                                       2000            1999
                                                       ----            ----

Net income                                          $1,394,888      $  810,242

Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                      585,845         994,458
    Provision for doubtful accounts                    114,636          61,691
    Write down of asset held for sale to
      net realizable value                                   0         110,000
    Realized gain on sales of trading securities      (122,371)       (256,453)
    Unrealized loss on trading securities              126,475         181,641
    Purchases of trading securities                    (80,783)        (77,875)
    Proceeds from the sale of trading securities       513,841       2,633,788
    Equity in earnings of affiliate                    (40,000)        (35,000)

Changes in assets and liabilities:
    Accounts receivable                               (745,064)       (686,928)
    Receivable from affiliate                            1,488         (25,261)
    Inventories                                        519,436         958,162
    Prepaid expenses and other assets                  (13,329)        (66,022)
    Trade accounts payable                             300,309        (847,903)
    Accrued compensation                              (133,368)       (167,419)
    Taxes other than income taxes                      (37,473)         41,044
    Other accrued expenses                             (30,629)         (2,587)
    Deferred income taxes                              (50,000)       (148,000)
    Income taxes payable                              (169,207)        175,563
                                                    ----------      ----------

        Total adjustments                              739,806       2,842,899
                                                    ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            2,134,694       3,653,141
                                                    ----------      ----------

Cash flows from investing activities:
  Additions to plant and equipment                    (194,949)       (174,919)
  Maturity of certificate of deposit                         0          95,000
                                                    ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                 (194,949)        (79,919)
                                                    ----------      ----------


                                   (Continued)

                             See Accompanying Notes.

                  EDISON CONTROL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                  (Unaudited)

                                  (Continued)

                                                        2000            1999
                                                        ----            ----

Cash flows from financing activities:
  Proceeds from issuance of long-term debt          $   600,000     $ 5,157,183
  Principal payments on long-term debt               (2,480,081)     (8,631,380)
                                                    -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                (1,880,081)     (3,474,197)
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (138,350)        (18,988)
                                                    -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (78,686)         80,037

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                539,586         468,072
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   460,900     $   548,109
                                                    ===========     ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $1,130,918     $   605,028
Cash paid during the period for interest                319,923         504,044



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending July 31, 2000 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.


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


Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and six-month periods ended July 31, 2000 and 1999 are summarized as follows:

                                  Three Months Ended         Six Months Ended
                                  ------------------         ----------------
                                       July 31,                   July 31,
                                       -------                    -------


                                   2000         1999        2000         1999
                                   ----         ----        ----         ----

Net income per share-basic:

  Net income (numerator)       $  743,378   $  649,395   $1,394,888   $  810,242

  Weighted average shares
    outstanding (denominator)   2,351,308    2,346,933    2,351,308    2,346,933

  Net income per share-basic        $ .32        $ .28        $ .59        $ .35

Net income per share-diluted:

  Net income (numerator)       $  743,378   $  649,395   $1,394,888   $  810,242

  Weighted average shares
   outstanding                  2,351,308    2,346,933    2,351,308    2,346,933

  Effect of dilutive
   securities:
    Stock options                 175,387      189,873      180,382      184,382
    Stock warrants                389,959      378,823      383,982      384,902
  Weighted average shares
    outstanding (denominator)   2,916,654    2,915,629    2,915,672    2,916,217

  Net income per share-diluted      $ .25        $ .22        $ .48        $ .28

Note 3 - Segment Information

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segments' operations and their accounting policies are contained in Note 2. Segment information for the three and six-month periods ended July 31, 2000 and 1999 follows:

                                  Three Months Ended July 31,
                                  ---------------------------
                            2000                               1999
                            ----                               ----
                     Net          Operating             Net          Operating
                    Sales          Income              Sales          Income
                    -----         ---------            -----         ---------
ConForms        $ 6,198,028      $ 1,574,247       $ 5,359,198      $ 1,346,667
Ultra Tech          523,023          (80,992)        1,027,101          135,627
Gilco               488,971           24,596           546,267          (17,354)
Edison                               (61,601)                           (96,315)
                -----------      -----------       -----------      -----------

Total           $ 7,210,022      $ 1,456,250       $ 6,932,566      $ 1,368,625


                                   Six Months Ended July 31,
                                   -------------------------
                            2000                               1999
                            ----                               ----
                     Net          Operating             Net          Operating
                    Sales          Income              Sales          Income
                    -----         ---------            -----         ---------
ConForms        $11,999,866      $ 3,030,043       $10,442,099      $ 2,300,429
Ultra Tech        1,190,128           (4,791)        1,493,790          227,626
Gilco               974,180          (35,557)        1,114,210         (133,143)
Edison                              (417,068)                          (190,641)
                -----------      -----------       -----------      -----------

Total           $14,164,174      $ 2,572,627       $13,050,099      $ 2,204,271

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

Net sales for the quarter ended July 31, 2000 increased $277,456 (4.0%) to $7,210,022 compared with net sales for the same period of the prior year. For the first six months of this year, net sales increased $1,114,075 (8.5%) to $14,164,174 compared with net sales for the same period of the prior year. Increases in Conforms' domestic and foreign sales were partially offset by decreases in Gilco and Ultra Tech project sales. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter ended July 31, 2000 was 36.7% compared to 36.8% for the quarter ended July 31, 1999. Gross margin for the six months ended July 31, 2000 increased to 37.6% from 35.8% for the six months ended July 31, 1999 due to improved ConForms' domestic and foreign results and fewer lower margin Gilco sales. Selling, engineering and administrative expenses for the three and six-month periods ended July 31, 2000 increased by $24,798 (2.2%) and $320,614 (13.9%) from the same periods last year. The increases were largely due to legal and professional expenses during the quarter ended April 30, 2000 which related to discussions held with various parties interested in acquiring all of Edison's common stock.

Interest expense decreased to $141,336 and $318,018 for the three and six-month periods ended July 31, 2000 compared to $207,418 and $458,827 for the same periods ended July 31, 1999 due to lower debt balances. Interest expense is expected to continue to decrease due to anticipated future principal reductions principally from utilizing excess operating cash flow.

The Company had a $148,612 and $4,104 net loss on trading securities for the three and six-month periods ended July 31, 2000 compared to a net gain of $6,676 and $74,812 for the same periods of the prior year. Trading securities at July 31, 2000 consisted of the following:

                                                Number of           Market
Name of Issuer/Title of Issue                    Shares             Value
-----------------------------                   ---------           ------
Common Stocks:
  Allied Capital Corp., New                       3,000            $ 56,812
  Compaq Computer Corp.                           5,000             140,313
  Entremed Inc.                                   1,500              45,563
  Glenayre Technologies, Inc.                    40,000             402,500
  Intel Corp.                                     4,000             267,000
  Liberty Digital Inc.                            2,000              54,500
  Sun International Hotels                          100               1,800
                                                                   --------

Total                                                              $968,488
                                                                   ========


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

The amortization of goodwill, financing costs and stock warrants created a total non-cash charge of $118,206 for the six months ended July 31, 2000 compared to $541,686 for the prior year. The amortization decrease was due to the expensing in the six months ended July 31, 1999 of all remaining deferred financing costs that related to the warrant issued to the principal shareholder. The total amortization of all these non-cash charges for the year ended January 31, 2001 is expected to approximate $240,000 compared to $659,859 in fiscal 1999.

During the second quarter of 1999, the Company accepted an offer from a third party to purchase the land and building the Company owned in Cedarburg, Wisconsin. Based on this offer, the Company decreased the value of this asset by $110,000 to an estimated realizable value. The Company completed this sale of the land and building during the third quarter of 1999. The sale resulted in a loss of $128,543. The proceeds from this sale were used to repay debt.

The Company recorded tax expense of $911,711 for the six months ended July 31, 2000, which represents the estimated annual effective rate of 39.5% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $743,378, or $.32 and $.25 per share, basic and diluted, respectively, for the second quarter of fiscal 2000 was an increase of $93,983 (14.5%), from net income of $649,395, or $.28 and $.22 per share, basic and diluted, respectively, for the comparable period of the prior year. The change was principally due to improved sales in 2000 and the writedown of the Cedarburg building to net realizable value during the second quarter of 1999. For the six months ended July 31, 2000, net income increased 72.2% to $1,394,888, or $.59 and $.48 per basic and diluted share, respectively, compared to net income of $810,242, or $.35 and $.28 per basic and diluted share, respectively, in the comparable period of the prior year. Increases from improved sales and margins in 2000, the writedown of the Cedarburg building to net realizable value during the second quarter of 1999, and the decrease in amortization of the non-cash charges described above were partially offset by increased legal and professional expenses described above.

Liquidity and Capital Resources

The Company generated $2,134,694 in cash from operations during the first six months of 2000, compared to cash flow generated by operations of $3,653,141 for the same period last year. This reduced cash flow was due largely to the net proceeds of approximately $2,600,000 received from sales of trading securities during the first six months of 1999. The Company used $194,949 of cash to acquire capital equipment and $1,880,081 for net payments on long-term debt . The result was a net decrease in cash and cash equivalents of $78,686 for the first six months of fiscal 2000 compared to a net increase of $80,037 in the prior year's first six months.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2001 are expected to total approximately $1,000,000, compared to $675,245 for fiscal 1999.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions and is also exploring other alternatives that would focus its efforts on its core business. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.


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

Interest Rate Risk
------------------
The Company's debt obligations, which totaled $7,083,061 as of July 31, 2000, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the July 31, 2000 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $70,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

Equity Price Risk
-----------------
Approximately 3.2% of the Company's total assets as of July 31, 2000 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($968,488 at July 31, 2000), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $100,000, or $.02 per diluted share, net of taxes, on an annual basis.

PART II.
Item 4.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
On June 29, 2000, the Company held its 2000 Annual Meeting of Shareholders. Of the 2,351,308 shares issued and outstanding, holders of 2,136,263 shares were present, represented in person or by proxy. One matter required vote by the security holders. Robert L. Cooney, John J. Delucca, Norman Eig, William B. Finneran, Alan J. Kastelic, Mary E. McCormack, and William C. Scott were elected to the Board of Directors (2,133,263 votes for each and 3,000 votes against). There were no broker non-votes to the Company's knowledge.

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


                                                   EDISON CONTROL CORPORATION
                                                   (Registrant)



Date: September 5, 2000                            /s/ Jay R. Hanamann
                                                   -----------------------------
                                                   Jay R. Hanamann
                                                   (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index



               Exhibit No.                 Description
               -----------                 -----------

               27.                         Financial Data Schedule.