Form 10-Q
period 2000-10-31
EDISON CONTROLS CORP
filed 2000-12-08
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2000
                     --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Common Stock, $.01 par value: 2,351,308 as of October 31, 2000
------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                            Form 10-Q
                                                            Page Number


                          Part I Financial Information
                          ----------------------------

Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                 Pages 2-3
         October 31, 2000 (Unaudited) and
         January 31, 2000

Consolidated Statements of Income                           Pages 4-5
         Three and nine months ended October 31,
         2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows                       Pages 6-7
         Nine months ended October 31,
         2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                  Pages 8-10
         (Unaudited)

Item 2 Management's Discussion and Analysis of              Pages 10-13
----------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Item 3 Quantitative and Qualitative Disclosures
         About Risk                                         Pages 13-14
         ----------

                            Part II Other Information
                            -------------------------

Item 6 Exhibits                                             Page 14 and
---------------
                                                            Exhibit Index

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2000 and January 31, 2000


                                                    October 31,    January 31,
                                                       2000           2000
                                                       ----           ----
                                                    (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                     $812,589       $539,586
         Investments                                     95,000         95,000
         Trading securities                             750,067      1,405,650
         Trade accounts receivable, net               3,247,782      3,522,867
         Receivable from affiliate                      155,512         61,606
         Inventories, net                             6,335,148      7,110,888
         Prepaid expenses and other assets              173,427        193,886
         Refundable income taxes                        113,063              0
         Note receivable                                164,155              0
         Deferred income taxes                          305,000        190,000
                                                        -------        -------
            Total current assets                     12,151,743     13,119,483

Investment in and advances to affiliate                 523,108        478,108

Other Assets:
         Prepaid pension                                      0         25,193
         Deferred income taxes                          535,000        535,000
                                                        -------        -------
            Total other assets                          535,000        560,193

Property, plant and equipment, net                    7,483,087      7,968,785

Goodwill (net of amortization)                        8,283,864      8,458,059

Organizational/finance costs (net of
  amortization)                                          42,922         46,036
                                                         ------         ------

TOTAL ASSETS                                        $29,019,724    $30,630,664
                                                    ===========    ===========


                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2000 and January 31, 2000

                                   (Continued)


                                                    October 31,    January 31,
                                                       2000           2000
                                                       ----           ----
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                     $ 1,097,967      $ 989,595
         Accrued compensation                           835,496        791,528
         Taxes other than income taxes                    6,304         24,780
         Other accrued expenses                         520,079        653,077
         Income taxes payable                                 0        151,104
         Deferred compensation                          754,250        754,250
         Current maturities on long-term debt           133,784        933,784
                                                        -------        -------
Total current liabilities                             3,347,880      4,298,118

Accrued pension                                          82,717              0

Long-term debt, less current maturities               5,747,063      8,029,358
                                                      ---------      ---------

Total Liabilities                                     9,177,660     12,327,476


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                    0              0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,351,308 shares issued
   and outstanding                                       23,513         23,513
Additional paid-in capital                           10,344,868     10,344,868
Retained earnings                                     9,660,208      7,917,695
Accumulated other comprehensive income                 (186,525)        17,112
                                                      ---------         ------

Total Shareholders' Equity                           19,842,064     18,303,188
                                                     ----------     ----------

TOTAL LIABILITIES AND EQUITY                        $29,019,724    $30,630,664
                                                    ===========    ===========



                             See Accompanying Notes.

                                 EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                            THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                 (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                  ------------------                  -----------------
                                                     October 31,                          October 31,
                                                     ----------                           -----------
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----
Net sales                                   $5,705,539        $6,145,451      $18,895,533       $18,081,340

Cost of goods sold                           3,597,541         3,779,806       11,507,861        10,956,227
                                             ---------         ---------       ----------        ----------

Gross profit                                 2,107,998         2,365,645        7,387,672         7,125,113

Other operating expenses:
  Selling, engineering and
      administrative expenses                1,075,278         1,024,035        3,628,562         3,293,640
  Goodwill and organizational/
       finance cost amortization                59,103            59,115          177,309           211,565
                                                ------            ------          -------           -------

   Total other operating expenses            1,134,381         1,083,150        3,805,871         3,505,205
                                             ---------         ---------        ---------         ---------

Operating income                               973,617         1,282,495        3,581,801         3,619,909

Other expense (income):
  Interest expense                             120,037           176,388          438,055           635,215
  Realized (gains) on
      trading securities                       (23,379)         (286,147)        (145,750)         (542,600)
  Unrealized losses on
      trading securities                       170,149           378,297          296,624           559,938
  Stock warrant amortization                         0                 0                0           389,236
  Loss on sale of assets                             0            18,543                0           128,543
  Miscellaneous income                         (12,355)           (9,429)         (68,449)          (55,247)
                                              --------           -------         --------          --------
   Total other expense                         254,452           277,652          520,840         1,115,085
                                               -------           -------          -------         ---------
Income from continuing operations
   before income taxes                         719,165         1,004,843        3,061,321         2,504,824
Provision for income taxes                     288,020           394,479        1,213,731         1,003,075
                                               -------           -------        ---------         ---------
Net income from
   continuing operations                       431,145           610,364        1,847,590         1,501,749

                                   (Continued)

                             See Accompanying Notes

                                 EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                            THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                 (Unaudited)

                                                 (Continued)
                                                  Three Months Ended                  Nine Months Ended
                                                  ------------------                  -----------------
                                                     October 31,                          October 31,
                                                     ----------                           -----------
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----
Discontinued operations (Note 3):
   (Loss) from operations of
    discontinued Gilco division
    net of income taxes (credit) of
    $(46,000), $(15,000), $(60,000)
    and $(67,000), respectively              $ (71,141)        $ (24,503)      $  (92,698)      $  (105,646)

    Loss on disposal of Gilco
    division, net of income
    taxes (credit) of $(7,000), $0,
    $(7,000) and $0, respectively              (12,379)                0          (12,379)                0
                                              --------                 -         --------                 -
  Net Income                                   347,625           585,861        1,742,513         1,396,103

Other comprehensive (loss) income
    - Foreign currency
    translation adjustment                     (34,713)           26,469         (203,637)            7,481
                                              --------            ------        ---------             -----

 Comprehensive income                        $ 312,912        $  612,330       $1,538,876        $1,403,584
                                             =========        ==========       ==========        ==========

Net income (loss) per share:
 Basic:
  Income from
     continuing operations                        $.18              $.26             $.79              $.64
  Loss from
    discontinued operations                       (.03)             (.01)            (.05)             (.04)
  Loss on disposal of
     discontinued operations                       .00               .00              .00               .00
                                                   ---               ---              ---               ---
    Net income                                    $.15              $.25             $.74              $.60

Diluted:
  Income from
     continuing operations                        $.15              $.21             $.63              $.51
  Loss from
    discontinued operations                       (.03)             (.01)            (.03)             (.03)
  Loss on disposal of
     discontinued operations                       .00               .00              .00               .00
                                                   ---               ---              ---               ---
    Net income                                    $.12              $.20             $.60              $.48

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (Unaudited)


                                                        2000            1999
                                                        ----            ----
Net income                                           $1,742,513     $1,396,103

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                      848,739      1,287,167
     Provision for doubtful accounts                    116,472        102,896
     Loss on sale of assets                                   0        128,543
     Loss on sale of Gilco division                      19,378              0
     Realized gain on sales of trading securities      (145,750)      (542,600)
     Unrealized loss on trading securities              296,624        559,938
     Purchases of trading securities                    (80,782)      (417,875)
     Proceeds from the sale of trading securities       585,491      3,002,326
     Equity in earnings of affiliate                    (45,000)       (45,000)

Changes in assets and liabilities:
     Accounts receivable                                158,613       (573,152)
     Receivable from affiliate                          (93,906)        42,959
     Inventories                                        221,517        757,272
     Prepaid expenses and other assets                   45,652         46,728
     Trade accounts payable                             108,372       (863,594)
     Accrued compensation                                43,968         11,988
     Taxes other than income taxes                      (18,476)       (15,489)
     Other accrued expenses                             (50,281)        15,828
     Deferred income taxes                             (115,000)      (370,000)
     Income taxes payable                              (264,167)       255,995
                                                      ---------        -------

        Total adjustments                             1,631,464      3,383,930
                                                      ---------      ---------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                             3,373,977      4,780,033
                                                      ---------      ---------

Cash flows from investing activities:
     Additions to plant and equipment                  (215,042)      (522,690)
     Proceeds from sale of Gilco division               400,000
     Maturity of certificate of deposit                       0         95,000
     Proceeds from sale of assets                             0        903,657
                                                              -        -------

NET CASH PROVIDED BY
     INVESTING ACTIVITIES                               184,958        475,967
                                                        -------        -------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (Unaudited)

                                   (Continued)

                                                        2000           1999
                                                        ----           ----
Cash flows from financing activities:
     Proceeds from issuance of long-term debt       $   600,000    $ 5,457,183
     Principal payments on long-term debt            (3,682,295)   (10,733,500)
     Payments received from affiliates                        0              0
     Stock options exercised                                  0              0
                                                              -              -
NET CASH USED IN
     FINANCING ACTIVITIES                            (3,082,295)    (5,276,317)
                                                      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH                                           (203,637)         7,481
                                                        -------          -----
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               273,003        (12,836)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                539,586        468,072
                                                        -------        -------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                   $  812,589     $  455,236
                                                     ==========     ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $1,525,898     $1,050,080
Cash paid during the period for interest                441,101        655,907

Supplemental disclosure of non-cash investing activities:

Note receivable received
from sale of Gilco division                         $   164,155    $         0


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending October 31, 2000 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.


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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates of exchange prevailing during the period. Adjustments resulting from the translation of financial statements of the foreign operations are included as foreign currency translation adjustments in other comprehensive income.


Net Income From Continuing Operations Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and nine-month periods ended October 31, 2000 and 1999 are summarized below.

                                                   Three Months Ended               Nine Months Ended
                                                   -------------------              -----------------
                                                       October 31,                      October 31,
                                                       ----------                        --------
                                                 2000             1999            2000              1999
                                                 ----             ----            ----              ----

Net income from continuing operations per share-basic:
      Net income (numerator)                 $ 431,145          $610,364       $1,847,590        $1,501,749

      Weighted average shares
         outstanding (denominator)           2,351,308         2,346,933        2,351,308         2,346,933

      Net income per share-basic                 $ .18              $.26            $ .79             $ .64

Net income from continuing operations per share-diluted:
      Net income (numerator)                 $ 431,145          $610,364       $1,847,590        $1,501,749

      Weighted average shares
         outstanding                         2,351,308         2,346,933        2,351,308         2,346,933

      Effect of dilutive securities:
         Stock options                         145,440           147,758          174,225           177,815
         Stock warrants                        373,384           372,888          391,349           392,173
      Weighted average shares
         outstanding (denominator)           2,870,132         2,867,579        2,916,882         2,916,921

      Net income per share-diluted               $ .15              $.21            $ .63             $ .51


Note 3 - Discontinued Operations
--------------------------------

On September 29, 2000, the Company sold the inventory, tooling and intangible assets of its Gilco division to a third party for $400,000 cash and a non-interest bearing note receivable for $164,155 which is due on March 29, 2001. Gilco had supplied portable concrete and mortar/plaster mixers to various customers. The sale resulted in a loss of $12,379, net of income taxes.

The results of operations of the Gilco division have been presented as discontinued operations. Accordingly, previously reported statement of earnings information has been restated to reflect this presentation. Net sales of the Gilco division for the three and nine-month periods ended October 31, 2000 and 1999 were $253,580 and $1,227,760, and $563,765 and $1,677,975, respectively.

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided by each segment. A description of the nature of the segments' operations and their accounting policies are contained in Note 2. Segment information for the three and nine-month periods ended October 31, 2000 and 1999 follows:

                            Three Months Ended October 31,
                            ------------------------------
                                2000                             1999
                                ----                             ----
                                  Operating                          Operating
                       Net           Income               Net           Income
                     Sales           (Loss)             Sales           (Loss)
                     -----           ------             -----           ------
ConForms       $ 5,100,200      $ 1,035,352       $ 5,302,538      $ 1,227,940
Ultra Tech         605,339           33,073           842,913          126,597
Edison                              (94,808)                           (72,042)
                  --------         --------          --------           ------

Total          $ 5,705,539      $   973,617       $ 6,145,451      $ 1,282,495


                            Nine Months Ended October 31,
                            -----------------------------
                                2000                             1999
                                ----                             ----
                                  Operating                          Operating
                       Net           Income               Net           Income
                     Sales           (Loss)             Sales           (Loss)
                     -----           ------             -----            -----
ConForms       $17,100,066      $ 4,065,395       $15,744,637       $3,528,369
Ultra Tech       1,795,467           28,282         2,336,703          354,223
Edison                             (511,876)                          (262,683)
                  --------        ---------          --------          -------

Total          $18,895,533      $ 3,581,801       $18,081,340       $3,619,909

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

Net sales for the quarter ended October 31, 2000 decreased $439,912 (7.2%) to $5,705,539 compared with net sales for the same period of the prior year. The decrease was due largely to decreases in ConForms' foreign and Ultra Tech project sales. The Conforms' foreign sales decreased primarily due to decreased sales in the Middle East and the United Kingdom. For the first nine months of this year, net sales increased $814,193 (4.5%) to $18,895,533 compared with net sales for the same period of the prior year. Increases in ConForms' domestic sales were partially offset by decreases in Ultra Tech project sales. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

As a percentage of net sales, gross margin for the quarter decreased to 36.9% from 38.5%. The lower margins were due largely to lower margins on ConForms' foreign sales. This was caused by lower sales to cover fixed overhead costs and costs incurred to move the United Kingdom facility to a new location. Gross margin for the nine months ended October 31, 2000 was 39.1% compared to 39.4% for the nine months ended October 31, 1999. Selling, engineering and administrative expenses for the three and nine-month periods ended October 31, 2000 increased by $51,243 (5.0%) and $334,922 (10.2%) from the same period last year. The nine-month increase was largely due to legal and professional expenses during the quarter ended April 30, 2000 which related to discussions held with various parties interested in acquiring all of Edison's common stock.

Interest expense decreased to $120,037 and $438,055 for the three and nine-month periods ended October 31, 2000 compared to $176,388 and $635,215 for the same periods ended October 31, 1999. Interest expense is expected to continue to decrease due to anticipated future principal reductions resulting from excess operating cash flow.

The Company had a net loss on trading securities of $146,770 and $150,874 for the three and nine-month periods ended October 31, 2000 compared to a $92,150 and $17,338 net loss for the same periods of the prior year. Trading securities at October 31, 2000 consisted of the following:

                                              Number of              Market
Name of Issuer/Title of Issue                    Shares               Value
-----------------------------                    ------               -----
Common Stocks:
     Allied Capital Corp., New                    3,000          $   61,875
     Compaq Computer Corp.                        5,000             152,050
     Entremed Inc.                                1,500              46,688
     Glenayre Technologies, Inc.                 40,000             330,000
     Intel Corp.                                  3,000             135,000
     Liberty Digital, Inc.                        2,000              23,250
     Sun International Hotels                        63               1,204
                                                                      -----

Total                                                            $  750,067
                                                                 ==========

Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investments in common equity securities. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in earnings for that period. These factors, combined with the relative size of the Company's trading securities portfolio, has led, and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period. The Company does not use or buy derivative securities.

The amortization of goodwill, financing costs and stock warrants resulted in a total non-cash charge of $177,309 for the nine months ended October 31, 2000 compared to $600,801 for the same period of the prior year. The amortization decrease was due to the expensing in the nine months ended October 31, 1999 of all remaining deferred financing costs that related to the warrant issued in 1996 to the Company's principal shareholder. The total amortization of all these non-cash charges for the year ended January 31, 2001 is expected to approximate $240,000 compared to $659,859 in fiscal 1999.

During the third quarter of 1999, the Company completed the sale of its land and building in Cedarburg, Wisconsin to a third party. The sale resulted in a loss of $128,543. The proceeds from this sale were used to repay debt.

The Company recorded tax expense from continuing operations of $1,213,731 for the nine months ended October 31, 2000, which represented an estimated annual effective tax rate of 39.6% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income from continuing operations of $431,145, or $.18 and $.15 per share, basic and diluted, respectively, for the third quarter of fiscal 2000 was $179,219 (29.4%) less than net income from continuing operations of $610,364, or $.26 and $.21 per share, basic and diluted, for the comparable period of the prior year. The change was principally due to the decrease in net sales of $439,912 for the third quarter of 2000 compared to the same period of the prior year. For the nine months ended October 31, 2000, net income from continuing operations was $1,847,590, or $.79 and $.63 per basic and diluted share, respectively, compared to net income from continuing operations of $1,501,749, or $.64 and $.51 per basic and diluted share, respectively, in the comparable period of the prior year. Increases from improved sales in 2000, the loss on the sale of the Cedarburg building during third quarter of 1999, and the decrease in amortization of the non-cash charges described above were partially offset by increased legal and professional expenses described above.

Liquidity and Capital Resources
-------------------------------

The Company generated $3,373,977 in cash from operations during the first nine months of 2000, compared to cash flow generated by operations of $4,780,033 for the same period last year. This reduced cash flow was due largely to the net proceeds of approximately $2,600,000 received from sales of trading securities during the first nine months of 1999. The Company used $215,042 in cash to acquire capital equipment during the nine months ended October 31, 2000 compared to $522,690 for the same period of the prior year. During the first nine months of fiscal 2000, the Company received $400,000 from the sale of its Gilco division. During the first nine months of fiscal 1999, the Company received $903,657 from the sale of the land and building in Cedarburg, Wisconsin and $95,000 from the maturity of a certificate of deposit. For the nine months ended October 31, 2000, the Company used $3,082,295 for net payments on long-term debt compared to net payments on long-term debt of $5,276,317 for the same period of the prior year. The result was a net increase in cash and cash equivalents of $273,003 for the first nine months of fiscal 2000 compared to a net decrease of $12,836 in the prior year's first nine months.

Proposed capital expenditures for the fiscal year ending January 31, 2001 are expected to total approximately $600,000, compared to $675,245 for fiscal 1999. The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. The Company's available credit on its revolving credit line was $2,700,000 as of October 31, 2000. The Company's current ratio and debt to equity ratios as of October 31, 2000 were 2.9 and 29.6%, respectively.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds, additional borrowings or the issuance of the Company's stock.


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

Interest Rate Risk
------------------
The Company's debt obligations, which totaled $5,880,847 as of October 31, 2000, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain number of basis points. Based on the October 31, 2000 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $60,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix its variable rate interest obligations.

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

Equity Price Risk
-----------------
Approximately 2.6% of the Company's total assets as of October 31, 2000 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading securities portfolio ($750,067 at October 31, 2000), has led and will likely continue to lead, to significant period-to-period earnings volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $75,000, or $.02 per diluted share, net of taxes, on an annual basis.

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


                                            EDISON CONTROL CORPORATION
                                            --------------------------
                                                       (Registrant)


Date: December 8, 2000                        /s/ Jay R. Hanamann
                                              -------------------------
                                                  Jay R. Hanamann
                                              (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.           Description
-----------           -----------

27.1                  Financial Data Schedule.

27.2                  Restated Financial Data Schedule for Third Quarter Ended
                      October 31, 1999.