Form 10-K405
period 2001-01-31
EDISON CONTROLS CORP
filed 2001-04-20
CIK 795968

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       or
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 2001 was $4,504,773.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001: 2,365,223 shares of common stock, par value $.01 per share.

                       Documents Incorporated by Reference

1. Portions of Edison Control Corporation's 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K.
2. Portions of Edison Control Corporation's Notice of Annual Meeting and Proxy Statement for the Registrant's 2001 Annual Meeting scheduled to be held on May 31, 2001 are incorporated by reference into Part III of this Form 10-K.


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

Item 1.  Business

Edison Control Corporation (the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. Until June 21, 1996, the principal operating business was involved in the design, development, manufacture and sale of electronic fault indicators. On June 21, 1996, the Company purchased, from unaffiliated persons, all of the issued and outstanding stock of Construction Forms, Inc. ("ConForms"), CF Ultra Tech, Inc. ("Ultra Tech") and CF Gilco, Inc. ("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC. On October 31, 1996, the Company sold certain net assets of the electronic fault indicators business to the manager of that operation. On February 1, 1998, Ultra Tech and Gilco were merged into ConForms. On September 29, 2000, ConForms sold certain assets and the business of Gilco to another party.

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

                                    ConForms

Most of ConForms' manufacturing operations and all of its administrative functions are located at the Company's headquarters in Port Washington, Wisconsin, which is approximately 25 miles north of Milwaukee. ConForms also operates three branch warehouses for light manufacturing and distribution of its products. The warehouses are located in Gardena, California; Newport, Wales, United Kingdom; and Johor Bahru, Malaysia. ConForms also owns a 50% interest in South Houston Hose Company, a Houston, Texas based distributor of concrete pumping accessories, industrial hoses and a variety of fittings for other markets.

ConForms produces a standardized line of concrete pumping components and accessories compatible with many different types of concrete pumps. This puts ConForms in a position to provide concrete pumpers and distributors with a complete, high quality line of components and accessories priced lower than if each component were purchased individually. ConForms believes that a pumping system designed as a package helps improve the reliability and output of the pump.

In the 1970s, as concrete pumps became more reliable, available and acceptable in the United States as the most efficient method of placing concrete, ConForms worked closely with pump manufacturers and contractors to develop better engineered products for the rapidly changing industry. The Company believes that industry standards were largely established based on ConForms' designs. ConForms' objective was, and continues to be, to provide high quality components and a superior level of service to stay at the forefront of the concrete pumping market. As ConForms continued to grow by utilizing quality engineering, patent protection, tooling and fixtures, manufacturing methods and distribution, it became difficult for smaller manufacturers to match ConForms' total service level. The Company believes this strategy has allowed ConForms to increase its market share to over 50% of the North American market.

ConForms manufactures concrete pumping systems and accessories for many applications, including use in high rise construction, airport and parking structures, and bridge and tunnel construction. In addition, ConForms' products are used extensively on mobile, truck-mounted concrete pumps equipped with articulating booms. Because of the inherent abrasiveness of concrete being conveyed under pressure, ConForms' products need to be replaced periodically and the end-user usually contacts ConForms or one of its distributor for high-quality, in-stock replacement components.

ConForms manufactures over 7,000 finished products, although approximately 500 products constitute approximately 80% of ConForms' sales. To its knowledge, ConForms is the only complete source of piping system components and accessories needed to pump and place concrete. ConForms' products include straight pipe sections in a variety of lengths, diameters, wall thicknesses, degrees of hardness, and fittings. In addition, ConForms' products include couplings, reducers, bends, elbows and valves in various sizes and styles. ConForms' product base also includes specially made rubber hose in a variety of sizes and configurations. ConForms' product line also includes equipment, which is tailor-made for particular applications, such as bridge-deck spreaders, krete-placers, hydraulic diversion discharge valves, and customized equipment used in tunnel construction.

Marketing

ConForms' products, which account for approximately 87% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. A majority of all orders are received over the telephone.

Export sales accounted for approximately 20.6% of ConForms' business for the year ended January 31, 2001, compared to 20.3% in the prior year. International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (38.8%), dealers (24.1%), concrete pump manufacturers (17.2%), pumping contractors (13.7%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (6.2%).

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2001.

Competition

ConForms competes with a number of manufacturers in the concrete pumping components and accessories industry. However, the Company believes that this competition is very fragmented, with most competitors offering only a limited selection of concrete pumping components and mainly selling against ConForms on price. ConForms competes by providing a complete line of products, quality, first class service and engineering assistance. Moreover, the Company believes that ConForms' patents, manufacturing methods and inventory stocking strategy provide it with a competitive advantage. Pump manufacturers also compete by actively promoting their internal wear parts and piping systems. Also, some customers develop their own in-house capability to produce some of the products.

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

The business has marginally lower sales volume in the fourth quarter; however, working capital requirements are not significantly impacted. Terms of sale are generally net 30 days.

ConForms has several patents and trademarks; however, only one, the method of heat-treating pipe with a wall thickness of under .200 inches, is considered of significant importance to the Company.

ConForms order backlogs on March 31, 2001 and 2000 were approximately $1,135,000 and $970,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                   Ultra Tech

Ultra Tech was formed in 1989 to help assure ConForms an in-house supply of the highest quality, induction-hardened pipe for its concrete pumping systems. The Company believes its induction-hardened pipe will typically last 3 to 8 or more times longer than non-hardened pipe. Since its formation, Ultra Tech has attempted to establish its own identity in many other markets, primarily throughout the United States, including the mining industry to carry phosphate and coal slurries, the pulp and paper industry to carry various slurry mixes, the power industry to convey fly ash and coal and the waste treatment industry to convey sludge.

Ultra Tech has developed a line of hardened and overlay pipe products that are available in varying diameters, lengths and configurations which prolong the life of a piping system, regardless of particular wear characteristics found in the pumping system. The Company uses low alloy steel pipe, advanced heat-treating technology and metallurgical principles to produce both UT600 and UT500 induction-hardened pipe. Both of these products have a hard, abrasion resistant inner wall and a more ductile outer layer. For pure abrasion applications, UT600 provides outstanding wear resistance. UT600 induction-hardened pipe is made from a raw steel pipe of a proprietary chemistry. The pipe is induction heated, then water quenched on the inner wall. In applications involving impact or shock loading, UT500 offers more ductility while maintaining a hard innerwear surface. For applications where abrasion from shear and erosion are extreme, UltraWeld Overlay is considered for superior wear resistance. The result is a surface possessing an excellent combination of high resistance to erosion, severe abrasion and moderate impact strength. Recently, Ultra Tech has broadened its line of abrasion resistant products to include ceramic, chrome carbide and basalt products.

Marketing

Ultra Tech products, which account for approximately 13% of the Company's net sales, are marketed through Company sales and marketing personnel and distributors. Ultra Tech advertises regularly in various trade journals.

Ultra Tech's export sales for the year ended January 31, 2001 and 2000 accounted for approximately 22.5% and 27.8% of Ultra Tech's net sales, respectively.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Ultra Tech's products are also used in processing industries such as dredging, foundries, steel, cement, sludge and grain handling. In addition, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2001.

Competition

There are a number of competitors in the piping industry, including producers of mild steel, duplex steel, plastic pipe, rubber lined pipe, basalt lined pipe, ceramic lined pipe and cast alloy pipe. Ultra Tech is one of only two North American competitors that manufactures induction hardened pipe. Ultra Tech relies on its efficient manufacturing processes, superior value, quality and engineering assistance to compete.

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

Ultra Tech's order backlogs on March 31, 2001 and 2000 were approximately $340,000 and $270,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                 General Matters

Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 2001, 2000 and 1999 totaled approximately $215,000, $223,000 and $212,000, respectively.

The Company believes that compliance with Federal, state and local environmental regulations will not require significant capital expenditures or materially affect future earnings in fiscal 2001.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                                Industry Segments

Information on industry segments is incorporated by reference to footnote 15 of the consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders.

                               Foreign Operations

Information on foreign operations is incorporated by reference to footnote 14 of the consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders.

                                    Employees

As of January 31, 2001, the Company had 111 active full-time employees.


Item 2.  Properties

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 2001:

                           Square Feet of
Location                    Floor Space       Description and Principal Use
--------                   --------------     -----------------------------

Port Washington, WI (1)      95,000          One-story and partial mezzanine,
                                             masonry and metal clad, steel frame
                                             office and manufacturing facility
                                             on 15 acres used mainly for
                                             manufacturing of ConForms and Ultra
                                             Tech products and headquarters for
                                             all office personnel.

Grafton, WI (1)              42,000          One and part two-story, masonry and
                                             metal clad, steel and wood framed
                                             office and manufacturing facility
                                             on 2.2 acres used mainly for
                                             manufacturing ConForms and Ultra
                                             Tech products.

Gardena, CA (2)              10,000          One-story office and manufacturing
                                             facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.

Newport, Wales, United       17,500          One-story office and manufacturing
Kingdom (3)                                  facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.

Johor Bahru, Malaysia(4)     10,000          One-story office and manufacturing
                                             facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.


---------
(1) The Company owns these facilities, all of which are mortgaged under debt agreements.
(2)  The Company leases this facility.  The lease expires November 30, 2003.
(3)  The Company leases this facility.  The lease expires July 6, 2010.
(4)  The Company leases this facility.  The lease expires January 31, 2004.

The Company believes that all of its facilities are in good condition and are adequate for their intended uses.

Item 3.  Legal Proceedings

The Company is party to routine legal proceedings, involving product liability and environmental matters, incidental to its business. There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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

                                   Fiscal 1999
                   Quarter             High              Low
                   -------             ----              ---
                     1st              10                6.578
                     2nd               9 5/8            8 5/16
                     3rd               8 3/8            5
                     4th              14                5 5/8

                                   Fiscal 2000
                   Quarter             High              Low
                   -------             ----              ---
                     1st              10 3/8            7 1/2
                     2nd               8 3/4            5 11/16
                     3rd               9                5 3/8
                     4th               9 5/8            3 7/8

The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value Common Stock as of January 31, 2001 were 33 and 500, respectively.

On January 9, 2001, the Company was notified by The Nasdaq Stock Market that it failed to maintain a minimum market value of public float of $5,000,000 over the last 30 consecutive trading days as required by Nasdaq. On March 30, 2001, the Company was notified by The Nasdaq Stock Market that it failed to maintain a minimum of two active market makers over the last ten consecutive trading days as required by Nasdaq. If the Company is unable to demonstrate compliance with these rules, the Company's Common Stock will be delisted. The Company is currently evaluating alternatives available for maintaining listing eligibility with Nasdaq.

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

The following information for this Part II is incorporated by reference to the Company's 2000 Annual Report to Shareholders, as follows:

                                                      Information Incorporated
Item       Caption                                        by Reference to:
----       -------                                   --------------------------
6.         Summary of Selected Financial Data        Annual Report, page 7

7.         Management's Discussion and               Annual Report, pages 3 - 6
           Analysis of Financial Condition
           and Results of Operations

7A.        Quantitative and Qualitative              Annual Report, pages 5 - 6
           Disclosures About Market Risk

8.         Audited Financial Statements and          Annual Report, pages 8 - 31
           Supplemental Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

At March 31, 2001, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

                                                                  First
       Name                          Office                      Elected    Age
       ----                          ------                      -------    ---

William B. Finneran     Chairman of the Board and Director         1991      60

John J. Delucca         Director                                   1991      57

Mary E. McCormack       Director                                   1995      47

Alan J. Kastelic        President and Chief Executive Officer      1996      57
                        of Edison Control Corporation and
                        Director

Jay R. Hanamann         Secretary, Treasurer and Chief             1996      41
                        Financial Officer

Robert L. Cooney        Director                                   1997      67

William C. Scott        Director                                   1997      66

Norman Eig              Director                                   1999      60

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

Mary E. McCormack is Director of Acquisitions of McCann-Erickson Worldwide. Prior to joining McCann, she was Director of Acquisitions of The Hertz Corporation. She was President and Chief Executive Officer of Edison Control Corporation from February 1995 to February 1998. Prior to working with the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant banking firm which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is a Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances.

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

William C. Scott was the Chairman and Chief Executive Officer of Panavision Inc. from 1988 to 1999, the leading designer and manufacturer of high-precision film camera systems for the motion picture and television industries. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a manufacturer of industrial products. Prior to 1972 Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years and Vice President of Booz, Allen & Hamilton (a management-consulting firm) for five years. He is currently a director of Panavision Inc. and Vari-Lite, Inc.

Norman Eig is Vice-Chairman of Lazard LLC and has over 33 years of investment experience. Prior to joining Lazard in 1982, Mr. Eig served as a General Partner of Oppenheimer & Company and as a Managing Director of Oppenheimer Capital Corp. Mr. Eig has a M.B.A. from Columbia University Graduate School of Business and a B.S. from Ohio State University.

Certain other information is incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation

All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Not applicable.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 8 through 31 of the Company's 2000 Annual Report to Shareholders, and are incorporated herein by reference.

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

By:  /s/ Alan J. Kastelic
   -------------------------------------
     Alan J. Kastelic
     President and Chief Executive Officer
     (Principal Executive Officer)
     April 18, 2001

By:  /s/ Jay R. Hanamann
   -------------------------------------
     Jay R. Hanamann
     Secretary, Treasurer and Chief
     Financial Officer (Principal
     Financial and  Accounting Officer)
     April 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

/s/  William B. Finneran
---------------------------------------
William B. Finneran
Chairman of the Board and Director
April 18, 2001

/s/  Mary E. McCormack
---------------------------------------
Mary E. McCormack
Director
April 18, 2001

/s/  Norman Eig
---------------------------------------
Norman Eig
Director
April 18, 2001

/s/  John J. Delucca
---------------------------------------
John J. Delucca
Director
April 18, 2001

/s/  Alan J. Kastelic
---------------------------------------
Alan J. Kastelic
Director, President and Chief Executive Officer
April 18, 2001

/s/  Robert L. Cooney
---------------------------------------
Robert L. Cooney
Director
April 18, 2001

/s/  William C. Scott
---------------------------------------
William C. Scott
Director
April 18, 2001

EXHIBIT INDEX


Exhibit No.       Description

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

10.2     *     Stock Warrant issued to William Finneran (incorporated by
               reference to the Company's 1997 Proxy Statement Exhibit 2).

10.3     *     Edison Control Corporation 1999 Equity Incentive Plan
               (incorporated by reference to the Company's 1999 Proxy Statement
               Appendix A).

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

13. Pages from 2000 Annual Report to shareholders which are incorporated by reference to Form 10-K.

21.            Subsidiaries of Edison Control Corporation.

23.            Consent of Independent Auditors.

99. Definitive Proxy Statement for 2001 Annual Meeting of Shareholders (to be filed within 120 days of January 31, 2001).


*  Represents a management compensation plan.