Form 10-Q
period 2001-04-30
EDISON CONTROLS CORP
filed 2001-06-11
CIK 795968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2001
                     --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,365,223 as of April 30, 2001
------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Form 10-Q
                                                                    Page Number
                                                                    -----------
                          Part I Financial Information

Item 1 Financial Statements
---------------------------

Consolidated Balance Sheets                                          Pages 2 & 3
         April 30, 2001 (Unaudited) and
         January 31, 2001

Consolidated Statements of Income                                    Pages 4 & 5
         Three months ended April 30,
         2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows                                Pages 6 & 7
         Three months ended April 30,
         2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements                           Pages 8-10
         (Unaudited)

Item 2 Management's Discussion and Analysis of                       Pages 11-12
----------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Item 3 Quantitative and Qualitative Disclosures
-----------------------------------------------
         About Risk                                                  Pages 12-13
         ----------

                            Part II Other Information

Item 6 Exhibits and Reports on Form 8-K                              Page 14
---------------------------------------

PART I.
Item 1
Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and January 31, 2001
                                   (Unaudited)

                                                   April 30,     January 31,
                                                      2001           2001
                                                      ----           ----

ASSETS
Current Assets:
         Cash and cash equivalents                 $603,745         $305,337
         Investments                                 95,000           95,000
         Trading securities                         235,600          420,797
         Accounts receivable, net                 3,970,739        4,233,754
         Receivable from affiliate                  186,725          136,657
         Inventories, net                         6,610,228        6,545,187
         Prepaid expenses and other assets          214,842          261,025
         Deferred income taxes                      260,000          240,000
         Refundable income taxes                          0           62,150
         Note receivable                                  0          164,155
                                                 ----------       ----------
            Total current assets                 12,176,879       12,464,062


Investment in and advances to affiliate             542,808          524,919

Deferred income taxes                               565,000          565,000

Property, plant and equipment, net                7,195,601        7,359,953

Goodwill (net of amortization)                    8,167,736        8,225,801

Finance costs (net of
  amortization)                                      41,448           42,498
                                                 ----------       ----------

TOTAL ASSETS                                    $28,689,472      $29,182,233
                                                ===========      ===========

                                  (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and January 31, 2001
                                   (Unaudited)

                                   (Continued)
                                                  April 30,      January 31,
                                                    2001             2001
                                                    ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                      $1,126,836       $1,056,501
     Accrued compensation                           524,902          984,011
     Taxes other than income taxes                   33,310           23,061
     Other accrued expenses                         437,177          451,737
     Income taxes payable                           399,647                0
     Deferred compensation                          666,752          754,250
     Current maturities on long-term debt           159,141          159,141
                                                  ---------        ---------
Total current liabilities                         3,347,765        3,428,701

Long-term debt, less current maturities           4,267,966        5,420,217
                                                  ---------        ---------

Total Liabilities                                 7,615,731        8,848,918

Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000
   shares authorized, none issued                         0                0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,365,223 and 2,351,308 shares
   issued and outstanding, respectively              23,652           23,513
Additional paid-in capital                       10,444,217       10,344,868
Retained earnings                                10,818,526       10,120,873
Accumulated other comprehensive (loss)             (212,654)        (155,939)
                                                 ----------       ----------

Total Shareholders' Equity                       21,073,741       20,333,315
                                                 ----------       ----------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                        $28,689,472      $29,182,233
                                                ===========      ===========


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)


                                                    2001             2000
                                                    ----             ----

NET SALES                                        $6,693,359       $6,699,097

COST OF GOODS SOLD                                4,061,060        4,005,624
                                                  ---------        ---------

GROSS PROFIT                                      2,632,299        2,693,473

OTHER OPERATING EXPENSES:
   Selling, engineering and
      administrative expenses                     1,225,927        1,457,840
   Amortization                                      59,115           59,103
                                                  ---------        ---------
         Total other operating expenses           1,285,042        1,516,943
                                                  ---------        ---------

OPERATING INCOME                                  1,347,257        1,176,530

OTHER EXPENSE (INCOME):
 Interest expense                                    84,196          176,682
 Realized losses (gains) on trading securities       77,907         (124,522)
 Unrealized losses (gains) on trading securities     47,941          (19,986)
 Miscellaneous income                               (13,910)         (21,332)
                                                   --------         --------
          Total other expense                       196,134           10,842
                                                   --------         --------

INCOME FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES                     1,151,123        1,165,688

PROVISION FOR INCOME TAXES                          453,470          477,025
                                                    -------          -------

INCOME FROM CONTINUING
          OPERATIONS                                697,653          688,663


                                  (Continued)

                             See Accompanying Notes

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)

                                   (Continued)

                                                    2001             2000
                                                    ----             ----

DISCONTINUED OPERATIONS (Note 3):
  (Loss) from operations of discontinued
  Gilco division net of income taxes (credit)
  of $0 and ($23,000), respectively             $         0      $   (37,153)
                                                -----------      -----------

NET INCOME                                          697,653          651,510


OTHER COMPREHENSIVE LOSS -
    Foreign currency translation adjustment         (56,715)         (70,556)
                                                   --------         --------

COMPREHENSIVE INCOME                               $640,938        $ 580,954
                                                   ========        =========


Income (loss) per share:
Basic:
Income from continuing operations                      $.30             $.29
Loss from discontinued operations                       .00             (.01)
                                                      -----             ----
NET INCOME                                             $.30             $.28

Diluted:

Income from continuing operations                      $.25             $.23
Loss from discontinued operations                       .00             (.01)
                                                        ---            -----
NET INCOME                                             $.25             $.22


                             See Accompanying Notes


                          EDISON CONTROL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                          (Unaudited)

                                                                     2001              2000
                                                                     ----              ----
OPERATING ACTIVITIES:
Net income                                                       $   697,653      $    651,510
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                   304,893           308,071
     Provision for doubtful accounts                                  73,752            78,091
     Realized loss (gain) on sales of trading securities              77,907          (124,522)
     Unrealized loss (gain) on trading securities                     47,941           (19,986)
Purchases of trading securities                                            0           (80,783)
     Proceeds from the sale of trading securities                     59,349           480,078
     Equity in earnings of affiliate                                 (17,889)          (16,251)

Changes in assets and liabilities:
     Accounts receivable                                             189,263          (836,751)
     Receivable from affiliate                                       (50,068)           (6,411)
     Inventories                                                     (65,041)          288,566
     Prepaid expenses and other assets                                46,183           105,498
     Trade accounts payable                                           70,335           427,054
     Accrued compensation                                           (459,109)         (322,454)
     Taxes other than income taxes                                    10,249            15,842
     Other accrued expenses                                          (14,560)          123,201
     Deferred income taxes                                           (54,124)           10,000
     Income taxes payable                                            477,911           299,461
                                                                     -------           -------

        Total adjustments                                            696,992           728,704
                                                                     -------           -------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                          1,394,645         1,380,214
                                                                   ---------         ---------

INVESTING ACTIVITIES:
     Payments received from note receivable                          164,155
     Additions to plant and equipment                                (81,426)          (76,166)
                                                                     -------          --------

NET CASH PROVIDED BY  (USED IN)
     INVESTING ACTIVITIES                                             82,729           (76,166)
                                                                      ------          --------

                                  (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)

                                   (Continued)

                                                       2001             2000
                                                       ----             ----

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt   $         0      $   600,000

     Payments on long-term debt                  (1,152,251)      (1,577,889)

     Stock options exercised                         30,000                0
                                                     ------                -


NET CASH USED IN
     FINANCING ACTIVITIES                        (1,122,251)        (977,889)
                                                -----------        ---------

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                       (56,715)         (70,556)
                                                   --------         --------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                           298,408          255,603

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            305,337          539,586
                                                    -------          -------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $   603,745      $   795,189
                                                ===========      ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes    $         0      $   144,564
Cash paid during the period for interest             90,865          183,937


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending April 30, 2001 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ended January 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.


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

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings, hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. JABCO, LLC primarily leases property and equipment to the Company.

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

Income From Continuing Operations Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three months ended April 30, 2001 and 2000 are summarized as follows:

                                                            2001       2000
                                                            ----       ----
Basic:
  Income from continuing operations (numerator)           $697,653    $688,663
  Weighted average shares outstanding (denominator)      2,362,857   2,351,308
  Income from continuing operations per share - basic         $.30       $ .29
Diluted:
  Income from continuing operations (numerator)           $697,653    $688,663
  Weighted average shares outstanding                    2,362,857   2,351,308
  Effect of dilutive securities:
     Stock options                                          78,342     184,755
Stock warrants                                             328,265     378,749
                                                           -------     -------
  Weighted average shares outstanding (denominator)      2,769,464   2,914,812

  Income from continuing operations per share - diluted       $.25        $.23

New Accounting Standards - In May, 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of income and comprehensive income. Effective February 1, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold. The Company previously reported shipping costs as a reduction of net sales. Prior period consolidated financial statements have been reclassified to conform to the new requirements.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted on February 1, 2001. The Company evaluated the impact of this statement and has concluded that the adoption of this statement will not have an impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

Note 3 - Discontinued Operations
--------------------------------

In September 2000, the Company sold the inventory, tooling and intangible assets of its Gilco division to a third party for $400,000 cash and a non-interest bearing note receivable for $164,155, which was paid in March 2001. Gilco had supplied portable concrete and mortar/plaster mixers to various customers. The sale resulted in a loss of $12,379, net of income taxes.

The results of operations of the Gilco division have been presented as discontinued operations. Accordingly, previously reported statement of income information has been restated to reflect this presentation. Net sales of the Gilco division for the three-month period ended April 30, 2000 were $499,765.

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies is contained in Note 2. Segment information for the three months ended April 30, 2001 and 2000 follows:

                               2001                              2000
                               ----                              ----
                        Net        Operating             Net        Operating
                      Sales    Income (Loss)           Sales    Income (Loss)
                      -----    -------------           -----    -------------

ConForms         $5,825,326       $1,307,746      $6,008,258       $1,455,796
Ultra Tech          868,033          127,684         690,839           76,201
Edison             ________         (88,173)        ________        (355,467)
                                    --------                        ---------

Total            $6,693,359       $1,347,257      $6,699,097       $1,176,530

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

Net sales for the three months ended April 30, 2001 decreased $5,738 (.1%) to $6,693,359 when compared with the same period of the prior year.

As a percentage of net sales, gross margin for the three months ended April 30, 2001 was 39.3% compared to 40.2% for the same period last year. This was due largely to increased group insurance costs related to increased claim payments. Selling, engineering and administrative expenses decreased by $231,913 (15.9%) due largely to legal and professional expenses incurred in the first three months of 2000 which related to discussions held with various parties interested in acquiring all of the Company's common stock.

Interest expense decreased to $84,196 for the three months ended April 30, 2001 compared to $176,682 for the three months ended April 30, 2000 due to lower debt balances.

The Company had a net loss on trading securities of $125,848 for the three months ended April 30, 2001 compared to a net gain of $144,508 for the three months ended April 30, 2000. Trading securities at April 30, 2001 consisted of the following:

                                                Number of          Market
Name of Issuer/Title of Issue                      Shares           Value
-----------------------------                      ------           -----

Common Stocks:
     Allied Capital Corp.                           2,000      $   46,540
     Compaq Computers Corp.                         3,000          52,500
     Glenayre Technologies, Inc.                   37,000          74,740
     Intel Corp.                                    2,000          61,820
                                                                ---------
Total                                                          $  235,600
                                                               ==========

Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company generally pursues an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investments in common equity securities. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in income for that period. These factors, combined with the relative size of the Company's trading portfolio, has led, and will likely continue to lead, to significant period-to-period income volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio as of the end of each reporting period. The Company does not use or buy derivative securities.

The amortization of goodwill and financing costs created a total non-cash charge of $59,115 for the first three months of fiscal 2001 compared to $59,103 for the prior year first three-month period.

The Company recorded tax expense from continuing operations of $453,470 for the three months ended April 30, 2001, which represents the estimated annual effective rate of 39.4% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Income from continuing operations of $697,653, or $.30 and $.25 per share, basic and diluted, respectively, for the first three months of 2001 was an increase of $8,990 (1.3%), from income from continuing operations of $688,663, or $.29 and $.23 per share, basic and diluted, for the comparable period last year.

Liquidity and Capital Resources
-------------------------------

The Company generated $1,394,645 in cash from operations during the first three months of 2001, compared to cash generated from operations of $1,380,214 for the same period last year. The Company received $164,155 in March, 2002 from a note receivable relating to the sale of the Gilco division in 2000. The Company used $81,426 in cash to acquire capital equipment and $1,152,251 for payments on long-term debt. The result was a net increase in cash and cash equivalents of $298,408 for the first quarter of fiscal 2001 compared to a net increase of $255,603 in the prior year first quarter.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2002 are expected to total approximately $1,000,000, compared to $478,872 for fiscal 2000.

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

Interest Rate Risk
------------------
The Company's revolving credit borrowings and variable rate term loans, which totaled $4,427,107 as of April 30, 2001, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain number of basis points. Based on the April 30, 2001 balance, an increase of one percent in the interest rate on the Company's loans would cause interest expense to increase by approximately $45,000 or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

Equity Price Risk
-----------------
Approximately .8% of the Company's total assets as of April 30, 2001 are invested in trading securities of various domestic companies. The market value of these investments is subject to fluctuation. This factor, combined with the relative size of the Company's trading portfolio ($235,600 at April 30, 2001), has led and will likely continue to lead, to significant period-to-period income volatility depending upon the capital appreciation or depreciation of the Company's trading securities portfolio. A 10% decrease in the quoted market price of these trading securities would decrease the fair market value of these securities by approximately $24,000 or $0.01 per diluted share, net of taxes.

PART II.

Item 6.
Exhibits
--------
There are no exhibits filed or incorporated by reference herein.

Reports on Form 8-K
-------------------
The Company filed a current report on Form 8-K on April 16, 2001 relating to the delisting of the Company's common stock from the Nasdaq National Market. The Company received notification on April 9, 2001 from the Nasdaq Stock Market that Nasdaq had decided to delist the Company's common stock from the Nasdaq National Market at the opening of business on April 17, 2001 due to the Company's failure to maintain a minimum market value of public float of $5,000,000 as required by Marketplace Rule 4450(a)(2).

Edison Control Corporation's common stock began trading on the OTC Bulletin Board effective April 17, 2001 under the symbol "EDCO". The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter securities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EDISON CONTROL CORPORATION
                                                    (Registrant)



Date: June 11, 2001                             /s/    Jay R. Hanamann
                                               -----------------------
                                                       Jay R. Hanamann
                                               (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.         Description
-----------         -----------

None