Form 10-Q
period 2001-07-31
EDISON CONTROLS CORP
filed 2001-09-06
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2001
                     -------------

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___  No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,365,223 as of July 31, 2001
-----------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Form 10-Q
                                                                 Page Number
                                                                 -----------
                          Part I Financial Information
                          ----------------------------

Item 1 Financial Statements
---------------------------

Condensed Consolidated Balance Sheets                            Pages 2-3
       July 31, 2001 and January 31, 2001 (Unaudited)

Condensed Consolidated Statements of Income                      Pages 4-5
       Three and six months ended July 31,
       2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows                  Pages 6-7
       Six months ended July 31,
       2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements             Pages 8-11
       (Unaudited)

Item 2 Management's Discussion and Analysis of                   Pages 11-13
----------------------------------------------
       Operations and Financial Condition
       ----------------------------------

Item 3 Quantitative and Qualitative Disclosures
-----------------------------------------------
       About Market Risk                                         Page 13
       -----------------

                            Part II Other Information
                            -------------------------

Item 4 Submission of Matters to a Vote of
       Security Holders                                          Page 13
       ----------------

Item 6 Exhibits                                                  Page 14
---------------

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 31, 2001 and January 31, 2001
                                   (Unaudited)

                                                 July 31,         January 31,
                                                   2001              2001
                                                   ----              ----
ASSETS
Current Assets:
      Cash and cash equivalents                   $385,315           $305,337
      Investments                                        0             95,000
      Trading securities                           180,540            420,797
      Trade accounts receivable, net             4,290,511          4,233,754
      Receivable from affiliate                    111,494            136,657
      Inventories, net                           6,184,836          6,545,187
      Prepaid expenses and other assets            245,451            261,025
      Deferred income taxes                        245,000            240,000
      Refundable income taxes                        1,388             62,150
      Note receivable                                    0            164,155
                                                         -            -------
        Total current assets                    11,644,535         12,464,062

Investment in and advances to affiliate            586,082            524,919

Deferred income taxes                              565,000            565,000

Property, plant and equipment, net               7,017,334          7,359,953

Goodwill, net                                    8,109,671          8,225,801

Finance costs, net                                  40,398             42,498
                                                    ------             ------

TOTAL ASSETS                                   $27,963,020        $29,182,233
                                               ===========        ===========


                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2001 and January 31, 2001
                                   (Unaudited)

                                   (Continued)

                                                 July 31,         January 31,
                                                   2001              2001
                                                   ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Trade accounts payable                   $   837,274        $ 1,056,501
      Accrued compensation                         771,365            984,011
      Taxes other than income taxes                 66,882             23,061
      Other accrued expenses                       504,521            451,737
      Deferred compensation                        666,752            754,250
      Current maturities on long-term debt         159,141            159,141
                                                   -------            -------
        Total current liabilities                3,005,935          3,428,701

Long-term debt, less current maturities          3,165,692          5,420,217
                                                 ---------          ---------

Total Liabilities                                6,171,627          8,848,918


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000
   shares authorized, none issued                        0                  0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,365,223 and 2,351,308 shares
   issued and outstanding, respectively             23,652             23,513
Additional paid-in capital                      10,444,217         10,344,868
Retained earnings                               11,538,046         10,120,873
Accumulated other comprehensive (loss)            (214,522)          (155,939)
                                                  --------          ---------

Total Shareholders' Equity                      21,791,393         20,333,315
                                                ----------         ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $27,963,020        $29,182,233
                                               ===========        ===========


                             See Accompanying Notes.

                                 EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              THREE AND SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                                 (Unaudited)
                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                                      July 31,                           July 31,
                                                      --------                           --------
                                               2001              2000             2001              2000
                                               ----              ----             ----              ----
NET SALES                                   $7,097,924        $6,958,976      $13,791,283       $13,658,073

COST OF GOODS SOLD                           4,570,532         4,372,775        8,631,592         8,378,399
                                             ---------         ---------        ---------         ---------

GROSS PROFIT                                 2,527,392         2,586,201        5,159,691         5,279,674

OTHER OPERATING EXPENSES:
  Selling, engineering and
    administrative expenses                  1,251,204         1,095,444        2,477,131         2,553,284

  Amortization                                  59,115            59,103          118,230           118,206
                                                ------            ------          -------           -------
  Total other operating expenses             1,310,319         1,154,547        2,595,361         2,671,490
                                             ---------         ---------        ---------         ---------

OPERATING INCOME                             1,217,073         1,431,654        2,564,330         2,608,184

OTHER EXPENSE (INCOME):
  Interest expense                              47,107           141,336          131,303           318,018
  Realized (gains) losses on
    trading securities                         (12,913)            2,151           64,994          (122,371)
  Unrealized losses on
    trading securities                          55,060           146,461          103,001           126,475
  Miscellaneous income                         (50,711)          (34,762)         (64,621)          (56,094)
                                              --------          --------         --------          --------
  Total other expense                           38,543           255,186          234,677           266,028
                                                ------           -------          -------           -------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        1,178,530         1,176,468        2,329,653         2,342,156

PROVISION FOR INCOME
  TAXES                                        459,010           448,686          912,480           925,711
                                               -------           -------          -------           -------

INCOME FROM CONTINUING
  OPERATIONS                                   719,520           727,782        1,417,173         1,416,445

                                   (Continued)

                             See Accompanying Notes

                                 EDISON CONTROL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              THREE AND SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                                 (Unaudited)

                                                 (Continued)
                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                                      July 31,                           July 31,
                                                      --------                           --------
                                               2001              2000             2001              2000
                                               ----              ----             ----              ----
DISCONTINUED OPERATIONS (Note 3):
  Income (loss) from operations of
  discontinued  Gilco division
  net of income taxes (credit) of
  $0, $7,000, $0 and
  and $(14,000), respectively               $        0        $   15,596      $         0       $   (21,557)
                                            ----------        ----------      -----------       -----------

NET INCOME                                     719,520           743,378        1,417,173         1,394,888

OTHER COMPREHENSIVE LOSS -
  Foreign currency
   translation adjustment                       (1,868)          (67,794)         (58,583)         (138,350)
                                               -------          --------         --------         ---------

COMPREHENSIVE INCOME                        $  717,652        $  675,584      $ 1,358,590       $ 1,256,538
                                            ==========        ==========      ===========       ===========

Income (loss) per share:
 Basic:
  Income from
   continuing operations                          $.30              $.31             $.60              $.60

  Income (loss) from
   discontinued operations                         .00               .01              .00              (.01)
                                                   ---               ---              ---              ----

  NET INCOME                                      $.30              $.32             $.60              $.59

Diluted:
  Income from
   continuing operations                          $.26              $.25             $.51              $.49

  Loss from
   discontinued operations                         .00               .00              .00              (.01)
                                                   ---               ---              ---               ---

  NET INCOME                                      $.26              $.25             $.51              $.48


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                   (Unaudited)


                                                           2001         2000
                                                           ----         ----
Net income                                              $1,417,173   $1,394,888

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           562,539      585,845
   Provision for doubtful accounts                         130,177      114,636
   Realized loss (gain) on sales of trading securities      64,994     (122,371)
   Unrealized loss on trading securities                   103,001      126,475
   Purchases of trading securities                               0      (80,783)
   Proceeds from the sale of trading securities             72,262      513,841
   Equity in earnings of affiliate                         (61,163)     (40,000)

Changes in assets and liabilities:
   Accounts receivable                                    (186,934)    (745,064)
   Receivable from affiliate                                25,163        1,488
   Inventories                                             360,351      519,436
   Prepaid expenses and other assets                        15,574      (13,329)
   Trade accounts payable                                 (219,227)     300,309
   Accrued compensation                                   (212,646)    (133,368)
   Taxes other than income taxes                            43,821      (37,473)
   Other accrued expenses                                   52,784      (30,629)
   Deferred income taxes                                   (39,124)     (50,000)
   Income taxes payable                                     76,876     (169,207)
                                                            ------    ---------

      Total adjustments                                    788,448      739,806
                                                           -------      -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                   2,205,621    2,134,694
                                                         ---------    ---------
Cash flows from investing activities:
  Payments received from note receivable                   164,155            0
  Additions to plant and equipment                        (101,690)    (194,949)
  Maturity of certificate of deposit                        95,000            0
                                                            ------            -
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                     157,465     (194,949)
                                                           -------     --------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                   (Unaudited)

                                   (Continued)

                                                           2001          2000
                                                           ----          ----

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             $         0  $   600,000
  Principal payments on long-term debt                  (2,254,525)  (2,480,081)
  Stock options exercised                                   30,000            0
                                                            ------            -

NET CASH USED IN
  FINANCING ACTIVITIES                                  (2,224,525)  (1,880,081)
                                                        ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                  (58,583)    (138,350)
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      79,978      (78,686)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      305,337      539,586
                                                           -------      -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $   385,315  $   460,900
                                                       ===========  ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes              $874,728  $ 1,130,918
Cash paid during the period for interest                   141,442      319,923


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for other interim periods or the year ended January 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.


Note 2 -  Accounting Policies
-----------------------------

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

Income From Continuing Operations Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and six-month periods ended July 31, 2001 and 2000 are summarized as follows:

                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                                      July 31,                           July 31,
                                                      --------                           --------
                                               2001              2000             2001              2000
                                               ----              ----             ----              ----
Basic:
   Income from continuing
     operations (numerator)                  $ 719,520         $ 727,782       $1,417,173        $1,416,445

   Weighted average shares
     outstanding (denominator)               2,365,223         2,351,308        2,364,110         2,351,308

   Income from continuing
     operations per share-basic                  $ .30             $ .31            $ .60             $ .60

Diluted:
   Income from continuing
     operations (numerator)                  $ 719,520         $ 727,782       $1,417,173        $1,416,445

   Weighted average shares
     outstanding                             2,365,223         2,351,308        2,364,110         2,351,308

   Effect of dilutive securities:
     Stock options                              67,733           175,387           74,012           180,382
     Stock warrants                            320,936           389,959          325,397           383,982
   Weighted average shares
     outstanding (denominator)               2,753,892         2,916,654        2,763,519         2,915,672

   Income from continuing
     operations per share-diluted                $ .26             $ .25            $ .51             $ .49


New Accounting Standards - In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the condensed consolidated statements of income and comprehensive income. Effective February 1, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold. The Company previously reported shipping costs as a reduction of net sales. Prior period condensed consolidated financial statements have been reclassified to conform to the new requirements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for the Company beginning February 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's balance sheet as of that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 142 and has not determined the impact that SFAS No. 142 will have on its consolidated financial statements.

Reclassifications - Certain amounts previously reported have been reclassed to conform with the current presentation.

Note 3 - Discontinued Operations
--------------------------------

In September 2000, the Company sold the inventory, tooling and intangible assets of its Gilco division to a third party for $400,000 cash and a non-interest bearing note receivable for $164,155, which was collected in March 2001. Gilco had supplied portable concrete and mortar/plaster mixers to various customers. The sale resulted in a loss of $12,379, net of income taxes.

The results of operations of the Gilco division have been presented as discontinued operations. Net sales of the Gilco division for the three and six-month periods ended July 31, 2000 were $503,640 and $1,003,405, respectively.

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. The Company is currently comprised of two operating segments. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Segment information for the three and six-month periods ended July 31, 2001 and 2000 follows:

                                Three Months Ended July 31,
                                ---------------------------
                          2001                               2000
                          ----                               ----
                      Net        Operating               Net        Operating
                    Sales           Income             Sales           Income
                    -----           ------             -----           ------
ConForms      $ 6,244,771      $ 1,261,195       $ 6,417,438      $ 1,574,247
Ultra Tech        853,153           95,368           541,538          (80,992)
Edison                            (139,490)                           (61,601)
               ----------       ----------        ----------       ----------

Total         $ 7,097,924      $ 1,217,073       $ 6,958,976      $ 1,431,654

                                 Six Months Ended July 31,
                                 -------------------------
                          2001                                2000
                          ----                                ----
                      Net        Operating               Net        Operating
                    Sales           Income             Sales           Income
                    -----           ------             -----           ------
ConForms      $12,070,097       $2,568,941       $12,424,661       $3,030,043
Ultra Tech      1,721,186          223,052         1,233,412           (4,791)
Edison                            (227,663)                          (417,068)
               ----------       ----------        ----------       ----------

Total         $13,791,283       $2,564,330       $13,658,073       $2,608,184

Note 5 - Inventories
--------------------

Inventories consisted of the following:
                                                    July 31,      January 31,
                                                      2001           2001
                                                      ----           ----

     Raw Materials                               $ 3,082,307      $ 3,455,928
     Work-in-process                               1,208,652        1,271,956
     Finished Goods                                2,107,877        2,001,303
                                                   ---------        ---------
                                                   6,398,836        6,729,187

      Less-reserve to reduce carrying value
          to LIFO cost                              (214,000)        (184,000)
                                                    --------        ---------
     Net inventories                             $ 6,184,836      $ 6,545,187
                                                 ===========      ===========

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

Net sales for the three months ended July 31, 2001 increased $138,948 (2.0%) to $7,097,924 compared with net sales for the same period of the prior year. For the first six months of this year, net sales increased $133,210 (1.0%) to $13,791,283 compared with net sales for the same period of the prior year. Increases in Ultra Tech project sales were partially offset by decreases in ConForms' foreign sales. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

Gross margin for the three months ended July 31, 2001 was 35.6% compared to 37.2% for the three months ended July 31, 2000. Gross margin for the six months ended July 31, 2001 decreased to 37.4% from 38.7% for the six months ended July 31, 2000 due largely to increased group insurance costs related to increased claim payments. Selling, engineering and administrative expenses for the three and six-month periods ended July

31, 2001 increased by $155,760 (14.2%) and decreased by $76,153 (3.0%), respectively. The increase for the three months ended July 31, 2001 was due largely to increased ConForms' sales and marketing expenses. The decrease for the six months ended July 31, 2001 was due largely to legal and professional expenses during the quarter ended April 30, 2000 which related to discussions held with various parties interested in acquiring all of the Company's common stock.

Interest expense decreased to $47,107 and $131,303 for the three and six-month periods ended July 31, 2001 compared to $141,336 and $318,018 for the same periods ended July 31, 2000. This was due to lower debt balances.

The Company had a $42,147 and $167,995 net loss on trading securities for the three and six-month periods ended July 31, 2001 compared to a net loss of $148,612 and $4,104 for the same periods of the prior year.

The amortization of goodwill and financing costs created a total non-cash charge of $118,230 for the six months ended July 31, 2001 compared to $118,206 for the prior year six-month period.

The Company recorded tax expense of $912,480 for the six months ended July 31, 2001, which represents the estimated annual effective rate of 39.2% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Income from continuing operations of $719,520, or $.30 and $.26 per share, basic and diluted, respectively, for the three months ended July 31, 2001 was a decrease of $8,262 (1.1%), from income from continuing operations of $727,782, or $.31 and .25 per share, basic and diluted, respectively, for the comparable period of the prior year. For the six months ended July 31, 2001, income from continuing operations increased .1% to $1,417,173, or $.60 and $.51 per basic and diluted share, respectively, compared to income from continuing operations of $1,416,445, or $.60 and $.49 per basic and diluted share, respectively, in the comparable period of the prior year

Liquidity and Capital Resources
-------------------------------

The Company generated $2,205,621 in cash from operations during the first six months of 2001, compared to cash flow generated by operations of $2,134,694 for the same period last year. The Company received $164,155 in March, 2001 from a note receivable relating to the sale of the Gilco division and $95,000 in May, 2001 from the maturity of a certificate of deposit. The Company used $101,690 of cash to acquire capital equipment and $2,254,525 for payments on long-term debt. The result was a net increase in cash and cash equivalents of $79,978 for the first six months of fiscal 2001 compared to a net decrease of $78,686 in the prior year's first six months.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2002 are expected to total approximately $500,000, compared to $478,872 for the fiscal year ended January 31, 2001.

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

Interest Rate Risk
------------------
The Company's debt obligations, which totaled $3,324,833 as of July 31, 2001, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the July 31, 2001 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $30,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

Foreign Currency Risk
---------------------
The Company has foreign operations in the United Kingdom and Malaysia. Sales and purchases are typically denominated in the British pound, Malaysian ringgit, German mark, Singapore dollar, the Euro or the U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in exchange rates may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not enter into foreign exchange contracts but attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of a currency.

Equity Price Risk
-----------------
As of July 31, 2001, the Company held $180,540 in trading securities of various domestic companies. The market value of these investments is subject to fluctuation.

PART II.
Item 4.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
On May 31, 2001, the Company held its 2001 Annual Meeting of Shareholders. Of the 2,365,223 shares issued and outstanding, holders of 2,113,506 shares were present, represented in person or by proxy. One matter required vote by the security holders. Robert L. Cooney, John J. Delucca, Norman Eig, William B. Finneran, Alan J. Kastelic, Mary E. McCormack, and William C. Scott were elected to the Board of Directors (2,112,206 votes for each and 1,300 votes against). There were no broker non-votes to the Company's knowledge.

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


                                              EDISON CONTROL CORPORATION
                                                          (Registrant)



Date: September 6, 2001                           /s/ Jay R. Hanamann
                                                  -------------------
                                                      Jay R. Hanamann
                                                  (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index


Exhibit No.              Description
-----------              -----------
None