Form 10-Q
period 2001-10-31
EDISON CONTROLS CORP
filed 2001-11-30
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2001

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

                                 (262) 268-6800
              (Registrant's telephone number, including area code)



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
Yes  X      No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,365,223 as of October 31, 2001

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

Item 1 Financial Statements

Condensed Consolidated Balance Sheets                                 Pages 2-3
  October 31, 2001 and
  January 31, 2001 (Unaudited)

Condensed Consolidated Statements of Income                           Pages 4-5
 and Comprehensive Income
  Three and Nine Months Ended October 31,
  2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows                       Pages 6-7
  Nine Months Ended October 31,
  2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial                            Pages 8-11
 Statements (Unaudited)

Item 2 Management's Discussion and Analysis of                      Pages 11-13
 Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosures                     Pages 13-14
 About Market Risk

                            Part II Other Information


Item 6 Exhibits and Reports on Form 8-K                             Page 14 and
                                                                   Exhibit Index

PART I.
Item 1
Financial Statements


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      October 31, 2001 and January 31, 2001
                                   (Unaudited)

                                                 October 31,       January 31,
                                                    2001              2001
                                                 -----------       -----------
ASSETS
Current Assets:
  Cash and cash equivalents                      $   574,426       $   305,337
  Investments                                              0            95,000
  Trading securities                                  39,897           420,797
  Trade accounts receivable, net                   4,784,753         4,233,754
  Receivable from affiliate                           87,372           136,657
  Inventories, net                                 6,282,507         6,545,187
  Prepaid expenses and other assets                  221,701           261,025
  Refundable income taxes                                  0            62,150
  Note receivable                                          0           164,155
  Deferred income taxes                              195,000           240,000
                                                 -----------       -----------
     Total current assets                         12,185,656        12,464,062

Investment in and advances to affiliate              602,333           524,919

Deferred income taxes                                565,000           565,000

Property, plant and equipment, net                 6,826,429         7,359,953

Goodwill, net                                      8,051,606         8,225,801

Finance costs, net                                         0            42,498
                                                 -----------       -----------

TOTAL ASSETS                                     $28,231,024       $29,182,233
                                                 ===========       ===========


                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      October 31, 2001 and January 31, 2001
                                   (Unaudited)

                                   (Continued)


                                                 October 31,       January 31,
                                                    2001              2001
                                                 -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                         $   881,577       $ 1,056,501
  Accrued compensation                             1,002,275           984,011
  Taxes other than income taxes                       16,308            23,061
  Other accrued expenses                             572,169           451,737
  Income taxes payable                                32,674                 0
  Deferred compensation                              666,752           754,250
  Current maturities on long-term debt               159,141           159,141
                                                 -----------       -----------
  Total current liabilities                        3,330,896         3,428,701

Long-term debt, less current maturities            2,263,396         5,420,217
                                                 -----------       -----------

Total Liabilities                                  5,594,292         8,848,918


Shareholders' Equity:
Preferred stock, $.01 par value:
 1,000,000 shares authorized, none issued                  0                 0
Common stock, $.01 par value: 20,000,000
 shares authorized, 2,365,223 and 2,351,308
 shares issued and outstanding, respectively          23,652            23,513
Additional paid-in capital                        10,444,217        10,344,868
Retained earnings                                 12,361,992        10,120,873
Accumulated other comprehensive loss                (193,129)         (155,939)
                                                 -----------       -----------

Total Shareholders' Equity                        22,636,732        20,333,315
                                                 -----------       -----------

TOTAL LIABILITIES AND SHARHOLDERS' EQUITY        $28,231,024       $29,182,233
                                                 ===========       ===========


                             See Accompanying Notes.

                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                        (Unaudited)

                                        Three months ended             Nine months ended
                                            October 31,                   October 31,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                            (In thousands except for per share data)

NET SALES                           $6,882,955     $5,907,515     $20,674,238    $19,565,588

COST OF GOODS SOLD                   4,271,563      3,799,517      12,903,155     12,177,916
                                    ----------     ----------     -----------    -----------

GROSS PROFIT                         2,611,392      2,107,998       7,771,083      7,387,672

OTHER OPERATING EXPENSES:
  Selling, engineering and
   administrative expenses           1,151,800      1,075,278       3,628,931      3,628,562
  Amortization                          98,463         59,103         216,693        177,309
                                    ----------     ----------     -----------    -----------
     Total other operating
      expenses                       1,250,263      1,134,381       3,845,624      3,805,871
                                    ----------     ----------     -----------    -----------

OPERATING INCOME                     1,361,129        973,617       3,925,459      3,581,801

OTHER (INCOME) EXPENSE:
  Interest expense                      26,828        120,037         158,131        438,055
  Realized losses (gains)
   on trading securities               104,925        (23,379)        169,919       (145,750)
  Unrealized (gains) losses
   on trading securities              (128,546)       170,149         (25,545)       296,624
  Miscellaneous income                 (12,504)       (12,355)        (77,125)       (68,449)
                                    ----------     ----------     -----------    -----------
     Total other (income)
      expense                           (9,297)       254,452         225,380        520,840
                                    ----------     ----------     -----------    -----------

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
   TAXES                             1,370,426        719,165       3,700,079      3,061,321

PROVISION FOR INCOME TAXES             546,480        288,020       1,458,960      1,213,731
                                    ----------     ----------     -----------    -----------

INCOME FROM CONTINUING
 OPERATIONS                            823,946        431,145       2,241,119      1,847,590


                                        (Continued)


                                  See Accompanying Notes

                        EDISON CONTROL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                        (Unaudited)
                                        (Continued)

                                        Three months ended             Nine months ended
                                            October 31,                   October 31,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                            (In thousands except for per share data)

DISCONTINUED OPERATIONS (Note 4):
  Loss from operations of
   discontinued Gilco division
   net of income taxes (credit)
   of $0, $(46,000), $0 and
   $(60,000), respectively          $        0     $  (71,141)    $         0    $   (92,698)

  Loss on disposal of Gilco
   division, net of income taxes
   (credit) of $0, $(7,000), $0
   and $(7,000), respectively                0        (12,379)              0        (12,379)
                                    ----------     ----------     -----------    -----------

NET INCOME                             823,946        347,625       2,241,119      1,742,513

OTHER COMPREHENSIVE INCOME
 (LOSS) -
  Foreign currency translation
   adjustment                           21,393        (34,713)        (37,190)      (206,637)
                                     ----------     ----------     -----------    -----------

COMPREHENSIVE INCOME                $  845,339     $  312,912     $ 2,203,929    $ 1,538,876
                                    ==========     ==========     ===========    ===========

Income (loss) per share:
  Basic:
    Income from
     continuing operations          $      .35     $      .18     $       .95    $       .79
    Loss from
     discontinued operations               .00           (.03)            .00           (.05)
    Loss on disposal of
     discontinued operations               .00            .00             .00            .00
                                    ----------     ----------     -----------    -----------

NET INCOME                          $      .35     $      .15     $       .95    $       .95
                                    ==========     ==========     ===========    ===========
  Diluted:
    Income from
     continuing operations          $      .30     $      .15     $       .81    $       .63
    Loss from
     discontinued operations               .00           (.03)            .00           (.03)
    Loss on disposal of
     discontinued operations               .00            .00             .00            .00
                                    ----------     ----------     -----------    -----------

NET INCOME                          $      .30     $      .12     $       .81    $       .60
                                    ==========     ==========     ===========    ===========


                                  See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (Unaudited)


                                                       2001            2000
                                                   -----------      -----------

Net income                                         $ 2,241,119      $ 1,742,513

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                        914,163          848,739
  Provision for doubtful accounts                      164,830          116,472
  Loss on sale of Gilco division                             0           19,378
  Realized loss (gain) on sales of trading
   securities                                          169,919         (145,750)
  Unrealized (gain) loss on trading securities         (25,545)         296,624
  Purchases of trading securities                            0          (80,782)
  Proceeds from the sale of trading securities         236,526          585,491
  Equity in earnings of affiliate                      (77,414)         (45,000)

Changes in assets and liabilities:
  Accounts receivable                                 (715,829)         158,613
  Receivable from affiliate                             49,285          (93,906)
  Inventories                                          262,680          221,517
  Prepaid expenses and other assets                     39,324           45,652
  Trade accounts payable                              (174,924)         108,372
  Accrued compensation                                  18,264           43,968
  Taxes other than income taxes                         (6,753)         (18,476)
  Other accrued expenses                               120,432          (50,281)
  Deferred income taxes                                 10,876         (115,000)
  Income taxes payable                                 110,938         (264,167)
                                                   -----------      -----------

    Total adjustments                                1,096,772        1,631,464
                                                   -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            3,337,891        3,373,977
                                                   -----------      -----------

Cash flows from investing activities:
     Additions to plant and equipment                 (163,946)        (215,042)
     Proceeds from sale of Gilco division                    0          400,000
      Payments received from note receivable           164,155                0
     Maturity of certificate of deposit                 95,000                0
                                                   -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES               95,209          184,958
                                                   -----------      -----------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (Unaudited)

                                   (Continued)

                                                       2001            2000
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt         $         0      $   600,000
  Principal payments on long-term debt              (3,156,821)      (3,382,295)
  Stock options exercised                               30,000                0
                                                   -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES               (3,126,821)      (3,082,295)
                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (37,190)        (203,637)
                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              269,089          273,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         305,337          539,586
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   574,426      $   812,589
                                                   ===========      ===========

Supplemental disclosure of cash flow
 information:

Cash paid during the period for income taxes       $ 1,337,146      $ 1,525,898
Cash paid during the period for interest               172,790          441,101

Supplemental disclosure of non-cash
 investing activities:

Note receivable received from sale of
 Gilco division                                                     $   164,155



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ending October 31, 2001 are not necessarily indicative of the results that may be expected for other interim periods or the year ending January 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.


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

Income From Continuing Operations Per Share - Reconciliation of the numerator and denominator of the basic and diluted income from continuing operations per share computations for the three and nine-month periods ended October 31, 2001 and 2000 are summarized below.

                                        Three months ended             Nine months ended
                                            October 31,                   October 31,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------

Basic:
  Income from continuing
   operations (numerator)           $   823,946    $   431,145      $ 2,241,119  $ 1,847,590

  Weighted average shares
   outstanding (denominator)          2,365,223      2,351,308        2,364,527    2,351,308

  Income from continuing
   operations per share-basic       $       .35    $       .18      $       .95  $       .79

Diluted:
  Income from continuing
   operations (numerator)           $   823,946    $   431,145      $ 2,241,119  $ 1,847,590

  Weighted average shares
   outstanding                        2,365,223      2,351,308        2,364,527    2,351,308

  Effect of dilutive securities:
    Stock options                        58,358        145,440           68,974      174,225
    Stock warrants                      313,650        373,384          321,650      391,349
  Weighted average shares
   outstanding (denominator)          2,737,231      2,870,132        2,755,151    2,916,882

  Income from continuing
   operations per share-diluted     $       .30    $       .15      $       .81  $       .63


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

Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

Note 3 - Acquisitions
---------------------

On November 1, 2001, the Company purchased the remaining 50% of the outstanding common stock of South Houston Hose Company, Inc. ("South Houston Hose") from the seller for $800,000, which consisted of a cash payment of $300,000 and a note payable in the principal amount of $500,000. As of October 31, 2001, the Company owned 50% of the outstanding common stock of South Houston Hose and accounted for the investment by the equity method. South Houston Hose is a distributor of concrete pumping systems and accessories and industrial hose and fittings. Net sales of South Houston Hose for the nine-month period ended October 31, 2001 were approximately $2,975,000.

Note 4 - Discontinued Operations
--------------------------------

On September 29, 2000, the Company sold the inventory, tooling and intangible assets of its Gilco division to a third party for $400,000 cash and a non-interest bearing note receivable for $164,155 which was collected in March, 2001. Gilco had supplied portable concrete and mortar/plaster mixers to various customers. The sale resulted in a loss of $12,379, net of income taxes.

The results of operations of the Gilco division have been presented as discontinued operations. Net sales of the Gilco division for the three and nine-month periods ended October 31, 2000 were $253,580 and $1,227,760, respectively.

Note 5 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. The Company is currently comprised of two operating segments. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings and hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. Segment information for the three and nine-month periods ended October 31, 2001 and 2000 follows:

                                 Three Months Ended October 31,
                                 ------------------------------

                             2001                              2000
                ------------------------------    ------------------------------
                                   Operating                         Operating
                     Net            Income            Net             Income
                    Sales           (Loss)           Sales            (Loss)
                ------------     -------------    ------------     -------------

ConForms        $  5,433,977     $  1,184,409     $  5,280,748     $  1,035,352
Ultra Tech         1,448,978          251,608          626,767           33,073
Edison                                (74,888)                          (94,808)
                ------------     ------------     ------------     ------------

Total           $  6,882,955     $  1,361,129     $  5,907,515     $    973,617
                ============     ============     ============     ============

                                  Nine Months Ended October 31,
                                  -----------------------------

                             2001                              2000
                ------------------------------    ------------------------------
                                   Operating                         Operating
                     Net            Income            Net             Income
                    Sales           (Loss)           Sales            (Loss)
                ------------     -------------    ------------     -------------

ConForms        $ 17,504,074     $  3,753,350     $ 17,705,408     $  4,065,395
Ultra Tech         3,170,164          474,660        1,860,180           28,282
Edison                               (302,551)                         (511,876)
                ------------     ------------     ------------     ------------

Total           $ 20,674,238     $  3,925,459     $ 19,565,588     $  3,581,801
                ============     ============     ============     ============


Note 6 - Inventories

Inventories consisted of the following:

                                                October 31,       January 31,
                                                   2001              2001
                                                -----------       -----------

     Raw Materials                              $ 3,119,347       $ 3,455,928
     Work-in-process                              1,189,192         1,271,956
     Finished Goods                               2,202,968         2,001,303
                                                -----------       -----------
                                                  6,511,507         6,729,187

     Less-reserve to reduce carrying
      value to LIFO cost                           (229,000)         (184,000)
                                               ------------      ------------
     Net inventories                           $  6,282,507      $  6,545,187
                                               ============      ============


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

Net sales for the three months ended October 31, 2001 increased $975,440 (16.5%) to $6,882,955 compared with net sales for the same period of the prior year. For the first nine months of this fiscal year, net sales increased $1,108,650 (5.7%) to $20,674,238. The increase was due largely to increases in Ultra Tech project sales for the three months ended October 31, 2001. Ultra Tech's sales volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves.

Gross margin for the three months ended October 31, 2001 increased to 37.9% from 35.7%. The higher margins were due largely to improved coverage of fixed overhead costs by the increased Ultra Tech project sales. Gross margin for the nine months ended October 31, 2001 was 37.6% compared to 37.8% for the nine months ended October 31, 2000. Higher group insurance costs related to increased claim payments were offset by the improved coverage of fixed overhead costs by the increased Ultra Tech project sales. Selling, engineering and administrative expenses for the three and nine-month periods ended October 31, 2001 increased $76,522 (7.1%) and $369, respectively. The increase for the three month period ended October 31, 2001 was due largely to increased sales and marketing expenses. Increased sales and marketing expenses for nine-month period were offset by legal and professional expenses during the three months ended April 30, 2000 which related to discussions held with various parties interested in acquiring all of Edison's common stock.

Interest expense decreased to $26,828 and $158,131 for the three and nine-month periods ended October 31, 2001 compared to $120,037 and $438,055 for the same periods ended October 31, 2000. The decrease was due to lower debt balances.

The Company had a net gain on trading securities of $23,621 and a net loss on trading securities of $144,374 for the three and nine-month periods ended October 31, 2001, respectively compared to a $146,770 and $150,874 net loss for the same periods of the prior year.

The amortization of goodwill and financing costs resulted in a total non-cash charge of $216,693 for the nine months ended October 31, 2001 compared to $177,309 for the prior year nine-month period.

The Company recorded tax expense from continuing operations of $1,458,960 for the nine months ended October 31, 2001, which represented an estimated annual effective tax rate of 39.4% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Income from continuing operations of $823,946, or $.35 and $.30 per share, basic and diluted, respectively, for the three months ended October 31, 2001 was $392,801 (91.1%) higher than income from continuing operations of $431,145, or $.18 and $.15 per share, basic and diluted, for the comparable period of the prior year. The change was principally due to the increase in net sales of $975,440 for the three months ended October 31, 2001 compared to the same period of the prior year. For the nine months ended October 31, 2001, income from continuing operations of $2,241,119, or $.95 and $.81 per basic and diluted share, respectively, was $393,529(21.3%) higher than income from continuing operations of $1,847,590 or $.79 and $.63 per basic and diluted share, respectively, in the comparable period of the prior year. The change was principally due to the increase in net sales of $1,108,650 for the nine months ended October 31, 2001 compared to the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

The Company generated $3,337,891 in cash from operations during the first nine months of fiscal 2001, compared to cash flow generated by operations of $3,373,977 for the same period last year. The Company received $164,155 in March, 2001 from a note receivable relating to the sale of the Gilco division and $95,000 in May, 2001 from the maturity of a certificate of deposit. The Company used $163,946 in cash to acquire capital equipment during the nine months ended October 31 and $3,156,821 for payments on long-term debt. The result was a net increase in cash and cash equivalents of $269,089 for the first nine months of fiscal 2001 compared to a net increase of $273,003 in the prior year's first nine months.

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

The Company plans to repurchase up to 750,000 shares of its outstanding common stock and intends to fund its repurchases from its available cash resources, together with any potential liquidation of some or all of its securities investment portfolio and necessary borrowings under the Company's existing or new bank credit facilities. As of November 30, 2001, there were commitments to repurchase in excess of 500,000 shares.

The Company intends to continue to pursue plans to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds, additional borrowings or the issuance of the Company's stock.

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

Interest Rate Risk
------------------

The Company's debt obligations, which totaled $2,422,537 as of October 31, 2001, are subject to interest rate risk. Most of the borrowings are based on a floating rate. Based on the October 31, 2001 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $25,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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


Equity Price Risk
-----------------

As of October 31, 2001, the Company held $39,897 in trading securities of various domestic companies. The market value of these investments is subject to fluctuation.


PART II.

Item 6.

Exhibits
--------

There are no exhibits filed or incorporated by reference herin.

Reports on Form 8-K
-------------------

The Company filed a current report on Form 8-K on November 7, 2001 relating to the Board of Directors' authorization to repurchase up to 750,000 shares of its outstanding common stock. The repurchases are to be effected from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares will be held in the Company's treasury pending potential future issuance in connection with employee stock option plans, potential future acquisitions or other general corporate purchases. The Company intends to fund its repurchases from its available cash resources, together with any potential liquidation of some or all of its securities investment portfolio and necessary borrowings under the Company's existing or new bank credit facilities. As of November 7, 2001, the Company had 2,365,223 shares outstanding.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EDISON CONTROL CORPORATION
(Registrant)



Date: November 30, 2001                           /s/  Jay R. Hanamann
                                                  ---------------------------
                                                       Jay R. Hanamann
                                                  (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index

Exhibit No.                         Description
-----------                         -----------

None