Form 10-K
period 2002-01-31
EDISON CONTROLS CORP
filed 2002-04-19
CIK 795968

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission
                              File Number 0-14812

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Aggregate market value of Edison Control Corporation common stock, held by non-affiliates as of March 31, 2002 was $3,033,343.
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002: 1,785,721, shares of common stock, par value $.01 per share.

                       Documents Incorporated by Reference

1. Portions of Edison Control Corporation's 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K.
2. Portions of Edison Control Corporation's Definitive Proxy Statement for the Registrant's 2002 Annual Meeting to be held on June 20, 2002 are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.  BUSINESS

Edison Control Corporation (the "Company") was incorporated under the laws of the State of New Jersey on June 18, 1986 to succeed a limited partnership organized on October 31, 1979. Until June 21, 1996, the principal operating business was the design, development, manufacture and sale of electronic fault indicators. On June 21, 1996, the Company purchased, from unaffiliated persons, all of the issued and outstanding stock of Construction Forms, Inc. ("ConForms"), CF Ultra Tech, Inc. ("Ultra Tech") and CF Gilco, Inc. ("Gilco") and all of the issued and outstanding units of another affiliate, JABCO, LLC. On October 31, 1996, the Company sold certain net assets of the electronic fault indicators business to the manager of that operation. On February 1, 1998, Ultra Tech and Gilco were merged into ConForms. On September 29, 2000, ConForms sold certain assets and the business of Gilco to another party. On November 1, 2001, ConForms acquired the remaining 50% of the outstanding common stock of South Houston Hose Company, Inc. ("South Houston Hose").

The Company conducts its business through its divisions. ConForms, the Company's principal operating unit, designs, manufactures and distributes concrete pumping systems and accessories. Ultra Tech is engaged in the manufacturing and marketing of abrasion resistant piping systems. Abrasion resistant piping systems are used extensively in mining, pulp and paper mills, wastewater treatment plants and coal-fired electric utility plants, as well as in concrete pumping applications. South Houston Hose is engaged in the distribution of industrial hose and fittings.

                                    CONFORMS

Most of ConForms' manufacturing operations and all of its administrative functions are located at the Company's headquarters in Port Washington, Wisconsin, which is approximately 25 miles north of Milwaukee. ConForms also operates four branch warehouses for light manufacturing and distribution of its products. The warehouses are located in Gardena, California; Houston, Texas; Newport, Wales, United Kingdom; and Johor Bahru, Malaysia.

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

ConForms manufactures concrete pumping systems and accessories for many applications, including use in residential construction, high-rise construction, airport and parking structures, and bridge and tunnel construction. In addition, ConForms' products are used extensively on mobile, truck-mounted concrete pumps equipped with articulating booms. Because of the inherent abrasiveness of concrete being conveyed under pressure, ConForms' products need to be replaced periodically and the end-user usually contacts ConForms or one of its distributors for high-quality, in-stock replacement components.

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

Marketing

ConForms' products, which account for approximately 82% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. A majority of all orders are received over the telephone.

Export sales accounted for approximately 18.3% of ConForms' business for the year ended January 31, 2002, compared to 20.6% in the prior year. International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (38.5%), dealers (23.5%), concrete pump manufacturers (15.5%), pumping contractors (14.5%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (8.0%).

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2002.

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

Miscellaneous Data

ConForms' principal manufacturing operations include machining, welding, burning, bending, heat-treating, painting, sawing, hose coupling, assembly and fixture and tool making.

Raw materials principally include steel pipe and tubing, rubber hose and castings. ConForms has long-term relationships with a select group of suppliers to control costs and ensure material quality and availability. ConForms does not have any written contractual agreements with any of its suppliers. If necessary, ConForms would be able to find other sources for raw material and supplies without a material delay or adverse effect on its business.

The business typically has marginally lower sales volume in the fourth quarter; however, working capital requirements are not significantly impacted. Terms of sale are generally net 30 days.

ConForms has several patents and trademarks; however, only one, the method of heat-treating pipe with a wall thickness of under .200 inches, is considered of significant importance to the Company.

ConForms order backlogs on March 31, 2002 and 2001 were approximately $750,000 and $1,135,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                   ULTRA TECH

Ultra Tech was formed in 1989 to help assure ConForms an in-house supply of high quality, induction-hardened pipe for its concrete pumping systems. The Company believes its induction-hardened pipe will typically last 3 to 8 or more times longer than non-hardened pipe. Since its formation, Ultra Tech has attempted to establish its own identity in many other markets, primarily throughout the United States, including the mining industry to carry phosphate and coal slurries, the pulp and paper industry to carry various slurry mixes, the power industry to convey fly ash and coal and the waste treatment industry to convey sludge.

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

Marketing

Ultra Tech products, which account for approximately 16% of the Company's net sales, are marketed through Company sales and marketing personnel and distributors. Ultra Tech advertises regularly in various trade journals.

Ultra Tech's export sales for the year ended January 31, 2002 and 2001 accounted for approximately 12.9% and 22.5% of Ultra Tech's net sales, respectively.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Ultra Tech's products are also used in processing industries such as dredging, foundries, steel, cement, sludge and grain handling. In addition, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2002.

Competition

There are a number of competitors in the piping industry, including producers of mild steel, duplex steel, plastic pipe, rubber lined pipe, basalt lined pipe, ceramic lined pipe and cast alloy pipe. Ultra Tech is one of only two North American competitors that manufactures induction-hardened pipe. Ultra Tech relies on its efficient manufacturing processes, superior value, quality, variety of products and engineering assistance to compete.

Miscellaneous Data

Ultra Tech's principal manufacturing operations include machining, welding, burning, bending, heat-treating and sawing.

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

Ultra Tech's order backlogs on March 31, 2002 and 2001 were approximately $720,000 and $340,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                               SOUTH HOUSTON HOSE

South Houston Hose has been supplying its customers with industrial rubber hose and fittings since 1980. In December of 1985, ConForms acquired 50% ownership of South Houston Hose. This purchase led to South Houston Hose becoming ConForms' stocking distributor for the Texas region. In May of 1987, South Houston Hose purchased the assets of a company, which added hydraulic hose, flexible stainless steel hose and Teflon lined hose to its product line. On November 1, 2001, ConForms purchased the remaining fifty percent of the common stock of South Houston Hose and became its sole owner. On February 1, 2002, South Houston Hose was merged into ConForms and now operates as a division of ConForms. South Houston Hose's mission is to continue to offer its customers the same dedicated service and outstanding commitment to quality that has made it one of the most competitive hose distributors in the Texas region.

The strength of South Houston Hose is the ability to supply their customers with hose assemblies ranging from 1/2" PVC suction hose to 18" large bore oil suction and discharge hose and from 150 PSI red air hose to 20,000 PSI water-blast hose. Stainless steel hose assemblies are fabricated in-house and hydraulic hoses are assembled to order. A complete line of fittings, adaptors and hose accessories are stocked or sourced locally.

Marketing

South Houston Hose products, which account for approximately 2% of the Company's net sales, are principally marketed through Company sales personnel. Export sales are not a significant part of the business.

Customers

Equipment rental, water pump, construction, chemical, liquid hauling and oil well drilling companies are a sample of South Houston Hose's diverse customer base. No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2002.

Competition

There are numerous competitors in the industrial hose and fittings marketplace. South Houston Hose relies on service and competitive pricing to remain competitive in the marketplace.

Miscellaneous Data

South Houston Hose operates from a 16,500 sq. ft. office and warehouse in Houston, Texas. Principal manufacturing operations include assembly, welding and sawing. Raw materials are available from a variety of sources. South Houston Hose does not have any contractual agreements with its suppliers.

The business is not seasonal and working capital requirements are not significantly impacted. Terms of sale are generally net 30 days.

South Houston Hose does not depend on patents and trademarks.

South Houston Hose's order backlog on March 31, 2002 was approximately $50,000; all of which should be completed prior to the end of the current fiscal year.

                                 GENERAL MATTERS

Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 2002, 2001 and 2000 totaled approximately $207,000, $215,000 and $223,000, respectively.

The Company believes that compliance with Federal, state and local environmental regulations will not require significant capital expenditures or materially affect future earnings in fiscal 2002.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                                INDUSTRY SEGMENTS

Information on industry segments is incorporated by reference to footnote 15 of the consolidated financial statements contained in the Company's 2001 Annual Report to Shareholders.

                               FOREIGN OPERATIONS

Information on foreign operations is incorporated by reference to footnote 14 of the consolidated financial statements contained in the Company's 2001 Annual Report to Shareholders.

                                    EMPLOYEES

As of January 31, 2002, the Company had 118 active full-time employees.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 2002:

                            Square Feet of
Location                     Floor Space        Description and Principal Use
--------                    --------------      -----------------------------

Port Washington, WI (1)         95,000       One-story and partial mezzanine,
                                             masonry and metal clad, steel frame
                                             office and manufacturing facility
                                             on 15 acres used mainly for
                                             manufacturing of ConForms and Ultra
                                             Tech products and headquarters for
                                             all office personnel.

Grafton, WI (1)                 42,000       One and part two-story, masonry and
                                             metal clad, steel and wood framed
                                             office and manufacturing facility
                                             on 2.2 acres used mainly for
                                             manufacturing ConForms and Ultra
                                             Tech products.

Gardena, CA (2)                 10,000       One-story office and manufacturing
                                             facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.

Houston, TX (3)                 16,500       One-story office and manufacturing
                                             facility used for the distribution
                                             and light manufacturing of ConForms
                                             products and South Houston Hose
                                             industrial hose and fittings.

Newport, Wales, United          17,500       One-story office and manufacturing
Kingdom (4)                                  facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.

Johor Bahru, Malaysia (5)       10,000       One-story office and manufacturing
                                             facility used for the distribution
                                             and light manufacturing of ConForms
                                             products.

------------------
(1) The Company owns these facilities, all of which are mortgaged under debt agreements.
(2)  The Company leases this facility.  The lease expires November 30, 2003.
(3)  The Company leases this facility.  The lease expires November 30, 2006.
(4)  The Company leases this facility.  The lease expires July 6, 2010.
(5)  The Company leases this facility.  The lease expires January 31, 2004.

The Company believes that all of its facilities are in good condition and are adequate for their intended uses.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to routine legal proceedings, involving product liability and environmental matters, incidental to its business. There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on OTC Bulletin Board under the symbol EDCO. The following table sets forth the high and low bid quotation for the fiscal quarter shown. The prices quoted represent prices between dealers in securities without adjustments for mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

                                   Fiscal 2000
                   Quarter             High               Low
                   -------            ------            -------
                     1st              10 3/8            7 1/2
                     2nd               8 3/4            5 11/16
                     3rd               9                5 3/8
                     4th               9 5/8            3 7/8

                                   Fiscal 2001
                   Quarter             High               Low
                   -------            ------            -------
                     1st               6 1/8            3 1/4
                     2nd               5 1/2            3 1/4
                     3rd               5 2/5            4
                     4th               8                4 3/4


The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value Common Stock as of January 31, 2002 were 30 and 250, respectively.

In November 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 750,000 shares of its outstanding common stock. Repurchases are to be effected from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares will be held in the Company's treasury pending potential future issuance in connection with employee stock option plans, potential future acquisitions or other general corporate purposes. The Company intends to fund its repurchases from its available cash resources, together with any potential liquidation of some or all of its securities investment portfolio and necessary borrowings under the Company's existing or new bank credit facilities. As of March 31, 2002, Edison had repurchased 579,502 shares for $4,056,514.

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions.

THE FOLLOWING INFORMATION FOR THIS PART II IS INCORPORATED BY REFERENCE TO THE COMPANY'S 2001 ANNUAL REPORT TO SHAREHOLDERS, AS FOLLOWS:

                                                      INFORMATION INCORPORATED
ITEM     CAPTION                                          BY REFERENCE TO:
----     -------                                     --------------------------

 6.      SUMMARY OF SELECTED FINANCIAL DATA          Annual Report, page 7

 7.      MANAGEMENT'S DISCUSSION AND                 Annual Report, pages 2 - 6
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

 7A.     QUANTITATIVE AND QUALITATIVE                Annual Report, page 5
         DISCLOSURES ABOUT MARKET RISK

 8.      AUDITED FINANCIAL STATEMENTS AND            Annual Report, pages 8 - 31
         SUPPLEMENTAL DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At March 31, 2002, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

                                                                First
         Name                         Office                   Elected     Age
         ----                         ------                   -------     ---

William B. Finneran      Chairman of the Board and Director      1991       61

John J. Delucca          Director                                1991       58

Mary E. McCormack        Director                                1995       48

Alan J. Kastelic         President and Chief Executive
                         Officer of Edison Control
                         Corporation and Director                1996       58

Jay R. Hanamann          Secretary, Treasurer and Chief          1996       42
                         Financial Officer

Robert L. Cooney         Director                                1997       68

William C. Scott         Director                                1997       67

Norman Eig               Director                                1999       61

William B. Finneran is a Managing Director of First Union Securities, an investment-banking firm. Prior to joining First Union in 1999, Mr. Finneran was a Managing Director at CIBC Oppenheimer Corp., an investment-banking firm, and had been employed with Oppenheimer since 1972. Mr. Finneran is a Director of National Planning Association, a non-profit advisory board. He serves on the Board of Operation Smile and Villanova University and is a former Board Member of Covenant House, a non-profit charitable institution. Mr. Finneran also currently serves on the Executive Committee of the New York Archdiocesan Patrons Program.

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

Mary E. McCormack is Director of Acquisitions of McCann-Erickson Worldwide. Prior to joining McCann, she was Director of Acquisitions of The Hertz Corporation. She was President and Chief Executive Officer of Edison Control Corporation from February 1995 to February 1998. Prior to working with the Company, Ms. McCormack was a Managing Director of Beechtree Capital Partners, Inc., a boutique merchant-banking firm, which she co-founded in 1989. From 1983 to 1989, she served in a variety of capacities for the investment banking and brokerage firm of Advest, Inc., most recently as Vice President-Corporate Finance. Ms. McCormack is a Director of Star International Holdings, Inc., a manufacturer of commercial cooking appliances.

Alan J. Kastelic was appointed President and Chief Executive Officer of Edison Control Corporation in June 1998 and President and Chief Executive Officer of Construction Forms, Inc. in June 1996 when the Company acquired Construction Forms, Inc. Mr. Kastelic had previously been Executive Vice President and Chief Operating Officer of Construction Forms, Inc., which he joined in 1977. Prior to joining Construction Forms, Mr. Kastelic was Manufacturing Manager at Badger Dynamics and Chief Cost Accountant, Material Control Manager and Manager of Manufacturing at the PCM division of Koehring Corporation.

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

William C. Scott was the Chairman and Chief Executive Officer of Panavision Inc. from 1988 to 1999, the leading designer and manufacturer of high-precision film camera systems for the motion picture and television industries. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a manufacturer of industrial products. Prior to 1972 Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years and Vice President of Booz, Allen & Hamilton (a management-consulting firm) for five years. He is currently a director of Audio Visual Services Corporation and Vari-Lite, Inc.

Norman Eig is Vice-Chairman of Lazard LLC and has over 33 years of investment experience. Prior to joining Lazard in 1982, Mr. Eig served as a General Partner of Oppenheimer & Company and as a Managing Director of Oppenheimer Capital Corp. Mr. Eig has a M.B.A. from Columbia University Graduate School of Business and a B.S. from Ohio State University.

Certain other information is incorporated by reference to "Election of Directors" and "Executive Compensation-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

All information is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All information is incorporated by reference to "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All information is incorporated by reference to "General-Certain Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche, LLP appear on pages 8 through 31 of the Company's 2001 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2)  Financial Statement Schedules:

Schedules not included have been omitted because they are either not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

On November 7, 2001, the Company issued a Form 8-K announcing that its Board of Directors had authorized the repurchase of up to 750,000 shares of its outstanding common stock. There were no other reports on Form 8-K filed during the fourth quarter.

(c)      Exhibits:

The Exhibits filed or incorporated by reference herein are as specified in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Alan J. Kastelic
   ----------------------------------------
    Alan J. Kastelic
    President and Chief Executive Officer (Principal Executive Officer) April 19, 2002

By: /s/ Jay R. Hanamann
   ----------------------------------------
    Jay R. Hanamann
    Secretary, Treasurer and Chief Financial Officer
    (Principal Financial and Accounting Officer)
    April 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

/s/  William B. Finneran
----------------------------------------
William B. Finneran
Chairman of the Board and Director
April 19, 2002

/s/  Mary E. McCormack
----------------------------------------
Mary E. McCormack
Director
April 19, 2002

/s/  Norman Eig
----------------------------------------
Norman Eig
Director
April 19, 2002

/s/  John J. Delucca
----------------------------------------
John J. Delucca
Director
April 19, 2002

/s/  Alan J. Kastelic
----------------------------------------
Alan J. Kastelic
Director, President and Chief Executive Officer
April 19, 2002

/s/  Robert L. Cooney
----------------------------------------
Robert L. Cooney
Director
April 19, 2002

/s/  William C. Scott
----------------------------------------
William C. Scott
Director
April 19, 2002

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

   13 Pages from 2001 Annual Report to shareholders, which are incorporated by reference to Form 10-K.

   21             Subsidiaries of Edison Control Corporation.

   23             Consent of Independent Auditors.

   99 Definitive Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed within 120 days of January 31, 2002).


*    Represents a management compensation plan.