Form 10-Q
period 2002-04-30
EDISON CONTROLS CORP
filed 2002-06-07
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2002
                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number  0-14812
                       --------

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
Yes      X         No
    --------------    --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 1,769,126 as of April 30, 2002
------------------------------------------------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                   Form 10-Q
                                                                   Page Number


                          Part I Financial Information

Item 1 Financial Statements

Condensed Consolidated Balance Sheets                              Pages 2 & 3
         April 30, 2002 and January 31,
         2002 (Unaudited)

Condensed Consolidated Statements of Income and                    Page 4
         Comprehensive Income
         Three months ended April 30,
         2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows                    Pages 5 & 6
         Three months ended April 30,
         2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements               Pages 7 - 10
         (Unaudited)

Item 2 Management's Discussion and Analysis of                     Pages 10 - 12
         Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosures                    Page 12 - 13
         About Risk

                            Part II Other Information

  Item 6 Exhibits and Reports on Form 8-K                          Page 13

PART I.
Item 1
Financial Statements

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2002 and January 31, 2002
                                   (Unaudited)

                                                         April 30,   January 31,
                                                           2002         2002
                                                           ----         ----

ASSETS
Current Assets:
         Cash and cash equivalents                   $   342,470     $   472,352
         Trading securities                               54,901          60,698
         Accounts receivable, net                      5,064,081       4,660,141
         Inventories, net                              7,108,081       7,250,891
         Prepaid expenses and other assets               179,217         223,273
         Deferred income taxes                           205,000         200,000
                                                     -----------     -----------
            Total current assets                      12,953,750      12,867,355

Deferred income taxes                                    570,000         570,000

Property, plant and equipment, net                     6,784,662       6,790,839

Goodwill, net                                          8,130,000       8,130,000
                                                     -----------     -----------


TOTAL ASSETS                                         $28,438,412     $28,358,194
                                                     ===========     ===========



                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2002 and January 31, 2002
                                   (Unaudited)

                                   (Continued)

                                                       April 30,    January 31,
                                                          2002          2002
                                                          ----          ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                    $  1,084,726    $  1,286,190
         Accrued compensation                           488,052       1,186,972
         Taxes other than income taxes                   67,149          69,639
         Other accrued expenses                         445,947         398,739
         Income taxes payable                           357,314          78,352
         Deferred compensation                          666,752         666,752
         Current maturities on long-term debt           259,514         259,514
                                                   ------------    ------------
Total current liabilities                             3,369,454       3,946,158

Long-term debt, less current maturities               5,508,360       5,260,703
                                                   ------------    ------------

Total Liabilities                                     8,877,814       9,206,861


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                    0               0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,365,223 shares
   issued                                                23,652          23,652
Additional paid-in capital                           10,444,217      10,444,217
Retained earnings                                    13,416,995      12,839,181
Accumulated other comprehensive (loss)                 (151,587)       (237,446)
                                                   ------------    ------------
                                                     23,733,277      23,069,604
Less treasury stock at cost: 596,097 and
     559,753 shares, respectively                    (4,172,679)     (3,918,271)
                                                   ------------    ------------


Total Shareholders' Equity                           19,560,598      19,151,333
                                                   ------------    ------------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                           $ 28,438,412    $ 28,358,194
                                                   ============    ============



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002          2001
                                                         ----          ----

NET SALES                                           $ 6,855,369     $ 6,693,359
COST OF GOODS SOLD                                    4,424,547       4,061,060
                                                    -----------     -----------

GROSS PROFIT                                          2,430,822       2,632,299

OTHER OPERATING EXPENSES:
   Selling, engineering and
      administrative expenses                         1,483,089       1,225,927
   Amortization                                               0          59,115
                                                    -----------     -----------
         Total other operating expenses               1,483,089       1,285,042
                                                    -----------     -----------

OPERATING INCOME                                        947,733       1,347,257

OTHER EXPENSE (INCOME):
   Interest expense                                      44,239          84,196
   Realized losses on trading securities                      0          77,907
   Unrealized losses on trading securities                5,797          47,941
   Miscellaneous income                                  (3,447)        (13,910)
                                                    -----------     -----------
          Total other expense                            46,589         196,134
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                              901,144       1,151,123

PROVISION FOR INCOME TAXES                              323,330         453,470
                                                    -----------     -----------

NET INCOME                                              577,814         697,653

OTHER COMPREHENSIVE INCOME (LOSS) -
    Foreign currency translation adjustment              85,859         (56,715)
                                                    -----------     -----------

COMPREHENSIVE INCOME                                $   663,673     $   640,938
                                                    ===========     ===========

NET INCOME PER SHARE:
Net income per share - basic                        $       .32     $       .30

Net income per share - diluted                      $       .25     $       .25


                             See Accompanying Notes

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (Unaudited)


                                                          2002          2001
                                                          ----          ----
OPERATING ACTIVITIES:
Net income                                           $   577,814    $   697,653
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                       251,217        304,893
     Provision for doubtful accounts                     128,828         73,752
     Realized loss on sales of trading securities              0         77,907
     Unrealized loss on trading securities                 5,797         47,941
     Proceeds from the sale of trading securities              0         59,349
     Equity in earnings of affiliate                           0        (17,889)

Changes in assets and liabilities:
     Accounts receivable                                (532,768)       189,263
     Receivable from affiliate                                 0        (50,068)
     Inventories                                         142,810        (65,041)
     Prepaid expenses and other assets                    44,056         46,183
     Trade accounts payable                             (201,464)        70,335
     Accrued compensation                               (698,920)      (459,109)
     Taxes other than income taxes                        (2,490)        10,249
     Other accrued expenses                               47,208        (14,560)
     Deferred income taxes                                (5,000)       (54,124)
     Income taxes payable                                278,962        477,911
                                                     -----------    -----------

        Total adjustments                               (541,764)       696,992
                                                     -----------    -----------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                 36,050      1,394,645
                                                     -----------    -----------

INVESTING ACTIVITIES:
     Payments received from note receivable                    0        164,155
     Additions to plant and equipment                   (245,040)       (81,426)
                                                     -----------    -----------


NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                               (245,040)        82,729
                                                     -----------    -----------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (Unaudited)

                                   (Continued)


                                                          2002          2001
                                                          ----          ----

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt        $   900,000    $         0
     Purchases of treasury stock                        (254,408)             0
     Payments on long-term debt                         (652,343)    (1,152,251)
     Stock options exercised                                   0         30,000
                                                     -----------    -----------

NET CASH USED IN
     FINANCING ACTIVITIES                                 (6,751)    (1,122,251)
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH                                              85,859        (56,715)
                                                     -----------    -----------

NET (DECREASE)  INCREASE IN CASH
     AND CASH EQUIVALENTS                               (129,882)       298,408

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                 472,352        305,337
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                   $   342,470    $   603,745
                                                     ===========    ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $    64,007    $         0
Cash paid during the period for interest                  33,928         90,865



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending April 30, 2002 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ended January 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.


Note 2 -  Nature of Business and Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings, hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. South Houston Hose is a distributor of industrial hose and fittings.

Trading Securities - Debt and equity securities purchased and held principally for the purpose of sale in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. The cost of individual securities sold is based on the first-in, first-out method.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average rates for the periods and capital accounts have been translated using historical rates. The resulting translation adjustments are recorded as other comprehensive income or loss.

New Accounting Standards -In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria in the Standard. This standard is applicable to all business combinations initiated after June 30, 2001 and accordingly, the Company adopted this standard with the acquisition of South Houston Hose Company, Inc. and for all future business combinations. SFAS No. 142 is effective for the Company beginning February 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Accordingly, the Company discontinued amortization of goodwill effective February 1, 2002. The Company is currently evaluating the impairment provisions of SFAS No. 142 and will complete the transitional impairment test during the quarter ended July 31, 2002. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

                                                     Quarter Ended April 30,
                                                       2002          2001
Reported net income                                  $577,814      $697,653
Add goodwill amortization, net
  of income tax effect                                               35,800
                                                     --------      --------
Adjusted net income                                  $577,814      $733,453
                                                     ========      ========

Net income per share-Basic:
Reported net income                                      $.32          $.30
Add goodwill amortization, net
  of income tax                                                         .02
                                                     --------      --------
Adjusted net income                                      $.32          $.32
                                                     ========      ========

Net income per share-Diluted:
Reported net income                                      $.25          $.25
Add goodwill amortization, net
  of income tax                                                         .01
                                                     --------      --------
Adjusted net income                                      $.25          $.26
                                                     ========      ========

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting for and reporting of the impairment of long-lived assets and long-lived assets to be disposed of. This statement supersedes SFAS No. 121, among other items. The Company was required to adopt SFAS No. 144 on February 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial statements.

Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three months ended April 30, 2002 and 2001 are summarized as follows:

                                                                       2002                2001
                                                                       ----                ----
Basic:
     Net income  (numerator)                                         $577,814            $697,653
     Weighted average shares outstanding (denominator)              1,786,064           2,362,857
      Net income per share - basic                                       $.32               $ .30
Diluted:
     Net income  (numerator)                                         $577,814            $697,653
     Weighted average shares outstanding                            1,786,064           2,362,857
      Effect of dilutive securities:
             Stock options                                            136,727              78,342
Stock warrants                                                        374,549             328,265
                                                                      -------             -------
     Weighted average shares outstanding (denominator)              2,297,340           2,769,464

      Net income per share - diluted                                     $.25               $ .25

Note 3 - Acquisitions

On November 1, 2001 the Company purchased the remaining 50% of the outstanding common stock of South Houston Hose Company, Inc. ("South Houston Hose") from the seller for $800,000, which consisted of a cash payment of $300,000 and a note payable in the principal amount of $500,000. Prior to November 1, 2001, the Company owned 50% of the outstanding common stock of South Houston Hose and accounted for the investment by the equity method. South Houston Hose is a distributor of industrial hose and fittings. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of acquisition.

Note 4 - Segment Information

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies is contained in Note 2. Segment information for the three months ended April 30, 2002 and 2001 follows:

                                  2002                            2001
                                  ----                            ----
                              Net        Operating            Net         Operating (1)
                             Sales      Income (Loss)        Sales        Income (Loss)
                             -----      -------------        ------       -------------
ConForms                  $5,281,535     $1,020,382        $5,825,326       $1,307,746
Ultra Tech                   927,466         27,147           868,033          127,684
South Houston Hose           646,368          1,701
Edison                                     (101,497)                           (88,173)
                          ----------     ----------        ----------       ----------
Total                     $6,855,369     $  947,733        $6,693,359       $1,347,257

(1) All goodwill amortization for the three months ended April 30, 2001 is included in ConForms' operating income.

Note 5 - Inventories

Inventories consisted of the following:

                                                                    April 30,          January 31,
                                                                       2002                2002
                                                                       ----                ----
     Raw Materials                                               $  3,549,159        $  3,713,552
     Work-in-process                                                1,383,972           1,412,263
     Finished Goods                                                 2,212,950           2,148,076
                                                                    ---------           ---------
                                                                    7,146,081           7,273,891
      Less-reserve to reduce carrying value to LIFO cost              (38,000)            (23,000)
                                                                 ------------        ------------
     Net inventories                                             $  7,108,081        $  7,250,891
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

Net sales for the three months ended April 30, 2002 increased $162,010 (2.4%) to $6,855,369 when compared with the same period of the prior year. The acquisition of South Houston Hose on November 1, 2001 accounted for increased sales of $646,368. This increase was partially offset by lower sales for both ConForms U.S. and Europe due to a softer concrete pumping accessories market for the first three months of 2002 compared to the previous year.

As a percentage of net sales, gross profit margin for the three months ended April 30, 2002 was 35.5% compared to 39.3% for the same period last year. This was due largely to lower margins for Ultra Tech due to a higher mix of lower margin project sales for the first three months of 2002 compared to the same period of the prior year and the inclusion of South Houston Hose sales which are typically lower margin than ConForms or Ultra Tech. Selling, engineering and administrative expenses increased by $257,162 or 21.0% for the first three months of 2002. This is due principally to the inclusion of approximately $220,000 of selling, engineering and administrative expenses for South Houston Hose for the first three months ended April 30, 2002.

Interest expense decreased to $44,239 for the three months ended April 30, 2002 compared to $84,196 for the three months ended April 30, 2001 due primarily to lower interest rates.

The Company recorded tax expense of $323,330 for the three months ended April 30, 2002, which represents the estimated annual effective rate of 35.9% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $577,814, or $.32 and $.25 per share, basic and diluted, respectively, for the first three months of 2002 was a decrease of $119,839 (17.2%), from net income of $697,653, or $.30 and $.25 per share, basic and diluted, for the comparable period last year. Excluding goodwill amortization in the prior year first quarter, net income would have been $733,453, or $.32 and $.26 per share, basic and diluted, respectively, for the quarter ended April 30, 2001. The decrease in net income is due largely to lower ConForms' sales combined with lower margins on Ultra Tech sales for the three month period ended April 30, 2002 compared to the same period from the previous year.

Liquidity and Capital Resources

The Company generated $36,050 in cash from operations during the first three months of 2002, compared to cash generated from operations of $1,394,645 for the same period last year. This is due largely to a decrease in the change in accounts receivable of $722,031 combined with a decrease in the change in accounts payable of $271,799. The Company used $245,040 in cash to acquire capital equipment and $254,408 to repurchase its common stock and received $247,657 in net proceeds from the issuance of long-term debt during the three months ended April 30, 2002. The result was a net decrease in cash and cash equivalents of $129,882 for the three months ended April 30, 2002 compared to a net increase of $298,408 for the same period of the prior year.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2003 are expected to total approximately $700,000, compared to $233,602 for fiscal 2001.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.

Accounting Policies and Estimates
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts or revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions. A discussion of certain accounting policies and estimates deemed to be critical to an understanding of the Company's financial condition and results of operations is contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk, foreign currency risk and equity price risk. These risks include changes in U.S interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in the prices of stocks traded on the U.S. markets.

Interest Rate Risk
The Company's revolving credit borrowings and variable rate term loans, which totaled $5,200,000 as of April 30, 2002, are subject to interest rate risk. Most of the borrowings float at the prime rate or LIBOR plus a certain number of basis points. Based on the April 30, 2002 balance, an increase of one percent in the interest rate on the Company's loans would cause interest expense to increase by approximately $52,000 or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

PART II.

Item 6.
Exhibits
There are no exhibits filed or incorporated by reference herein.

Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter to which the report relates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      EDISON CONTROL CORPORATION
                                                            (Registrant)



Date: June 7, 2002                                    /s/    Jay R. Hanamann
                                                      --------------------------
                                                             Jay R. Hanamann
                                                      (Chief Financial Officer)

                           Edison Control Corporation

                                  Exhibit Index

Exhibit No.                 Description

None