Form 10-Q
period 2002-07-31
EDISON CONTROLS CORP
filed 2002-09-10
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2002
                     -------------

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

Common Stock, $.01 par value: 1,741,426 as of July 31, 2002
-----------------------------------------------------------

                           EDISON CONTROL CORPORATION

                                      INDEX

                                                                     Form 10-Q
                                                                     Page Number


                          Part I Financial Information

Item 1 Financial Statements
---------------------------

Condensed Consolidated Balance Sheets                                Pages 2-3
         July 31, 2002 and January 31, 2002 (Unaudited)

Condensed Consolidated Statements of Income                          Page 4
         and Comprehensive Income
         Three and six months ended July 31,
         2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows                      Pages 5-6
         Six months ended July 31,
         2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements                 Pages 7-10
         (Unaudited)

Item 2 Management's Discussion and Analysis of                       Pages 11-13
----------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Item 3 Quantitative and Qualitative Disclosures                      Page 13
-----------------------------------------------
         About Market Risk
         -----------------

                            Part II Other Information

Item 4 Submission of Matters to a Vote of                            Page 13
------------------------------------------
         Security Holders
         ----------------

Item 6 Exhibits and Reports on Form 8-K                              Page 13
---------------------------------------

PART I.
Item 1
------
Financial Statements
--------------------


                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 31, 2002 and January 31, 2002
                                   (Unaudited)

                                                      July 31,      January 31,
                                                        2002           2002
                                                        ----           ----
ASSETS
Current Assets:
         Cash and cash equivalents                  $   618,356     $   472,352
         Trading securities                              40,523          60,698
         Accounts receivable, net                     5,010,724       4,660,141
         Inventories, net                             7,215,574       7,250,891
         Prepaid expenses and other assets              188,422         223,273
            Refundable income taxes                      51,910               0
         Deferred income taxes                          210,000         200,000
                                                    -----------     -----------
            Total current assets                     13,335,509      12,867,355


Deferred income taxes                                   570,000         570,000

Property, plant and equipment, net                    6,704,611       6,790,839

Goodwill, net                                         8,130,000       8,130,000
                                                    -----------     -----------

TOTAL ASSETS                                        $28,740,120     $28,358,194
                                                    ===========     ===========


                                   (Continued)



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2002 and January 31, 2002
                                   (Unaudited)

                                   (Continued)


                                                      July 31,      January 31,
                                                        2002           2002
                                                        ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                    $  1,219,980    $  1,286,190
         Accrued compensation                           682,524       1,186,972
         Taxes other than income taxes                   68,118          69,639
         Other accrued expenses                         494,654         398,739
         Income taxes payable                                 0          78,352
         Deferred compensation                          666,752         666,752
         Current maturities on long-term debt           159,514         259,514
                                                   ------------    ------------
Total current liabilities                             3,291,542       3,946,158

Long-term debt, less current maturities               5,505,994       5,260,703
                                                   ------------    ------------

Total Liabilities                                     8,797,536       9,206,861


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                    0               0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,390,223 and 2,365,223 shares
   issued, respectively                                  23,902          23,652
Additional paid-in capital                           10,531,467      10,444,217
Retained earnings                                    13,933,569      12,839,181
Accumulated other comprehensive (loss)                  (92,275)       (237,446)
                                                   ------------    ------------
                                                     24,396,663      23,069,604
Less treasury stock at cost: 648,797 and
  559,753 shares, respectively                       (4,454,079)     (3,918,271)
                                                   ------------    ------------

Total Shareholders' Equity                           19,942,584      19,151,333
                                                   ------------    ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $ 28,740,120    $ 28,358,194
                                                   ============    ============


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                   (Unaudited)

                                         Three Months Ended             Six Months Ended
                                        --------------------           ------------------
                                             July 31,                      July 31,
                                             ---------                    ----------
                                        2002          2001            2002           2001
                                        ----          ----            ----           ----
NET SALES                          $  7,277,594   $  7,097,924    $ 14,132,963   $ 13,791,283


COST OF GOODS SOLD                    4,660,621      4,570,532       9,085,168      8,631,592
                                   ------------   ------------    ------------   ------------

GROSS PROFIT                          2,616,973      2,527,392       5,047,795      5,159,691

OTHER OPERATING EXPENSES:
  Selling, engineering and
      administrative expenses         1,615,521      1,251,204       3,098,610      2,477,131

  Amortization                                0         59,115               0        118,230
                                   ------------   ------------    ------------   ------------

  Total other operating expenses      1,615,521      1,310,319       3,098,610      2,595,361
                                   ------------   ------------    ------------   ------------

OPERATING INCOME                      1,001,452      1,217,073       1,949,185      2,564,330

OTHER EXPENSE (INCOME):
  Interest expense                       91,233         47,107         135,472        131,303
  Realized (gains) losses on
      trading securities                      0        (12,913)              0         64,994
  Unrealized losses on
      trading securities                 16,156         55,060          21,953        103,001
  Miscellaneous expense (income)          3,566        (50,711)            119        (64,621)
                                   ------------   ------------    ------------   ------------
  Total other expense                   110,955         38,543         157,544        234,677
                                   ------------   ------------    ------------   ------------

INCOME BEFORE
   INCOME TAXES                         890,497      1,178,530       1,791,641      2,329,653

PROVISION FOR INCOME
  TAXES                                 373,923        459,010         697,253        912,480
                                   ------------   ------------    ------------   ------------

NET INCOME                              516,574        719,520       1,094,388      1,417,173

OTHER COMPREHENSIVE
    INCOME (LOSS) -
      Foreign currency
        translation adjustment           59,312         (1,868)        145,171        (58,583)
                                   ------------   ------------    ------------   ------------

 COMPREHENSIVE INCOME              $    575,886   $    717,652    $  1,239,559   $  1,358,590
                                   ============   ============    ============   ============

NET INCOME PER SHARE:
Net income per share - basic       $        .30   $        .30    $        .62   $        .60


Net income per share - diluted     $        .23   $        .26    $        .48   $        .51


                             See Accompanying Notes

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                   (Unaudited)

                                                         2002           2001
                                                         ----           ----
OPERATING ACTIVITIES:
Net income                                           $ 1,094,388    $ 1,417,173

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                       513,797        562,539
     Provision for doubtful accounts                     174,936        130,177
     Realized loss on sales of trading securities              0         64,994
     Unrealized loss on trading securities                21,953        103,001
     Purchases of trading securities                      (1,778)             0
     Proceeds from the sale of trading securities              0         72,262
     Equity in earnings of affiliate                           0        (61,163)

Changes in assets and liabilities:
     Accounts receivable                                (525,519)      (186,934)
     Receivable from affiliate                                 0         25,163
     Inventories                                          35,317        360,531
     Prepaid expenses and other assets                    34,851         15,574
     Trade accounts payable                              (66,210)      (219,227)
     Accrued compensation                               (504,448)      (212,646)
     Taxes other than income taxes                        (1,521)        43,821
     Other accrued expenses                               95,915         52,784
     Deferred income taxes                               (10,000)       (39,124)
     Income taxes payable                               (130,262)        76,876
                                                     -----------    -----------

        Total adjustments                               (362,969)       788,448
                                                     -----------    -----------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                731,419      2,205,621
                                                     -----------    -----------

INVESTING ACTIVITIES:
     Payments received from note receivable                    0        164,155
     Additions to plant and equipment                   (427,569)      (101,690)
      Maturity of certificate of deposit                       0         95,000
                                                     -----------    -----------

NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                              (427,569)       157,465
                                                     -----------    -----------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                   (Unaudited)

                                   (Continued)

                                                         2002           2001
                                                         ----           ----
FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt        $ 1,600,000    $         0
     Principal payments on long-term debt             (1,454,709)    (2,254,525)
      Purchases of treasury stock                       (448,308)             0
     Stock options exercised                                   0         30,000
                                                     -----------    -----------

NET CASH USED IN
     FINANCING ACTIVITIES                               (303,017)    (2,224,525)
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                            145,171        (58,583)
                                                     -----------    -----------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                146,004         79,978

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                 472,352        305,337
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                   $   618,356    $   385,315
                                                     ===========    ===========




Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $   849,007    $   874,728
Cash paid during the period for interest                 115,524        141,442


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ended January 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.


Note 2 - Accounting Policies
----------------------------

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings, hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. South Houston Hose ("S.H.H.") is a distributor of industrial hose and fittings.

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

New Accounting Standards -In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria in the Standard. This standard is applicable to all business combinations initiated after June 30, 2001 and accordingly, the Company adopted this standard with the acquisition of South Houston Hose Company, Inc. ("South Houston Hose") and for all future business combinations. SFAS No. 142 is effective for the Company beginning February 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Accordingly, the Company discontinued amortization of goodwill effective February 1, 2002. The Company completed the transitional impairment test during the quarter ended July 31, 2002 and determined that no impairment of goodwill exists. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                 Three Months Ended         Six Months Ended
                                 -------------------        ----------------
                                       July 31,                 July 31,
                                       -------                  --------
                                   2002        2001         2002         2001
                                   ----        ----         ----         ----

Reported net income            $  516,574   $  719,520   $1,094,388   $1,417,173
Add goodwill amortization               0       59,115            0      118,230
                               ----------   ----------   ----------   ----------

Adjusted net income            $  516,574   $  778,635   $1,094,388   $1,535,403
                               ==========   ==========   ==========   ==========



Net income per share-Basic:
Reported net income                      $    .30   $   .30   $    .62   $   .60
Add goodwill amortization                       0       .03          0       .05
                                            -----      ----      -----      ----
Adjusted net income                      $    .30   $   .33   $    .62   $   .65
                                            =====      ====      =====      ====
Net income per share-Diluted:
Reported net income                      $    .23   $   .26   $    .48   $   .51
Add goodwill amortization                       0       .02          0       .04
                                            -----      ----      -----      ----
Adjusted net income                      $    .23   $   .28   $    .48   $   .55
                                            =====      ====      =====      ====

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

Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and six-month periods ended July 31, 2002 and 2001 are summarized as follows:

                                           Three Months Ended          Six Months Ended
                                           -------------------        ------------------
                                                 July 31,                  July 31,
                                                ----------                ----------
                                            2002          2001        2002           2001
                                            ----          ----        ----           ----

Basic:
      Net income (numerator)            $  516,574    $  719,520    $1,094,388    $1,417,173

      Weighted average shares
         outstanding (denominator)       1,753,381     2,365,223     1,769,522     2,364,110

      Net income
          per share-basic               $      .30    $      .30    $      .62    $      .60

Diluted:
       Net income (numerator)           $  516,574    $  719,520    $1,094,388    $1,417,173

      Weighted average shares
         outstanding                     1,753,381     2,365,223     1,769,522     2,364,110

      Effect of dilutive securities:
         Stock options                     135,614        67,733       136,153        74,012
         Stock warrants                    377,357       320,936       375,969       325,937
      Weighted average shares
         outstanding (denominator)       2,266,352     2,753,892     2,281,644     2,763,519

      Net income
          per share-diluted             $      .23    $      .26    $      .48    $      .51


Note 3 - Acquisitions
---------------------

On November 1, 2001 the Company purchased the remaining 50% of the outstanding common stock of South Houston Hose from the seller for $800,000, which consisted of a cash payment of $300,000 and a note payable in the principal amount of $500,000. Prior to November 1, 2001, the Company owned 50% of the outstanding common stock of South Houston Hose and accounted for the investment by the equity method. South Houston Hose is a distributor of industrial hose and fittings. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of acquisition.

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies is contained in Note 2. Segment information for the three- and six-month periods ended July 31, 2002 and 2001 follows:

                                          Three Months Ended July 31,
                                          ---------------------------
                                     2002                              2001
                                     ----                              ----
                                Net        Operating               Net     Operating (1)
                               Sales     Income (Loss)            Sales    Income (Loss)
                         -----------     -------------      -----------    -------------
ConForms                 $ 5,551,324      $ 1,122,543       $ 6,244,771      $ 1,261,195
Ultra Tech                 1,138,377          152,517           853,153           95,368
S.H.H.                       587,893         (58,144)                 0                0
Edison                             0        (215,464)                 0        (139,490)
                         -----------      -----------       -----------      -----------
Total                    $ 7,277,594      $ 1,001,452       $ 7,097,924      $ 1,217,073


                                           Six Months Ended July 31,
                                           -------------------------
                                     2002                              2001
                                     ----                              ----
                                Net        Operating               Net      Operating (1)
                               Sales     Income (Loss)            Sales     Income (Loss)
                         -----------     -------------      -----------     -------------
ConForms                 $10,832,859       $2,142,925       $12,070,097       $2,568,941
Ultra Tech                 2,065,843          179,664         1,721,186          223,052
S.H.H.                     1,234,261         (56,443)                 0                0
Edison                             0        (316,961)                 0        (227,663)
                         -----------       ----------       -----------       ----------
Total                    $14,132,963       $1,949,185       $13,791,283       $2,564,330

(1) All goodwill amortization for the three- and six-month periods ended July
31, 2001 is included in ConForms' operating income.

Note 5 - Inventories
--------------------

Inventories consisted of the following:
                                                     July 31,       January 31,
                                                       2002             2002
                                                       ----             ----


Raw Materials                                       $ 3,798,347     $ 3,713,552
Work-in-process                                       1,327,359       1,412,263
Finished Goods                                        2,142,868       2,148,076
                                                    -----------     -----------
                                                      7,268,574       7,273,891

Less-reserve to reduce carrying value to LIFO cost      (53,000)        (23,000)
                                                    -----------     -----------
Net inventories                                     $ 7,215,574     $ 7,250,891
                                                    ===========     ===========

Item 2.
Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
of Operations
-------------

Forward Looking Statements
--------------------------
Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, economic or political conditions in the countries in which the Company does business, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms, economic factors affecting the Company's customers and stock price variations affecting the Company's securities trading portfolio. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations
---------------------
Net sales for the three months ended July 31, 2002 increased $179,670 (2.5%) to $7,277,594 compared with net sales for the same period of the prior year. For the first six months of this year, net sales increased $341,680 (2.5%) to $14,132,963 compared with net sales for the same period of the prior year. The acquisition of South Houston Hose on November 1, 2001 accounted for increased sales of $587,893 and $1,234,261 for the three and six months ended July 31, 2002, respectively. Ultra Tech increased net sales by $284,224 and $344,657 for the three and six months ended July 31, 2002, respectively. These increases were partially offset by lower sales for both ConForms U.S. and Europe of approximately $700,000 and $1,200,000 for the three and six months ended July 31, 2002, respectively. The economic slowdown has resulted in a soft concrete pumping accessories market as end users' business levels have decreased and other equipment manufacturers have seen a significant decrease in new equipment sales.

As a percentage of sales, gross profit margin for the three months ended July 31, 2002 was 36.0% compared to 35.6% for the three months ended July 31, 2001. Gross profit margin for the six months ended July 31, 2002 decreased to 35.7% from 37.4% for the six months ended July 31, 2001. The decrease for the six months ended July 31, 2002 was due largely to lower margins for Ultra Tech due to a higher mix of lower margin project sales compared to the same period of the prior year and the inclusion of South Houston Hose sales which are typically lower margin than ConForms or Ultra Tech. Selling, engineering and administrative expenses for the three and six-month periods ended July 31, 2002 increased by $364,317 (29.1%) to $1,615,521 and $621,479 (25.1%) to $3,098,610,
respectively. This is due in part to the inclusion of approximately $280,000 and $500,000 of selling, engineering and administrative expenses for South Houston Hose for the three and six months ended July 31, 2002, respectively.

The Company recorded tax expense of $697,253 for the six months ended July 31, 2002, which represents the estimated annual effective rate of 38.9% applied to pre-tax income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $516,574, or $.30 and $.23 per share, basic and diluted, respectively, for the three months ended July 31, 2002 was a decrease of $202,946 (28.2%), from net income of $719,520, or $.30 and .26 per share, basic and diluted, respectively, for the comparable period of the prior year. For the six months ended July 31, 2002, net income decreased $322,785 (22.8.%) to $1,094,388, or $.62 and $.48 per basic and diluted share, respectively, compared to net income of $1,417,173, or $.60 and $.51 per basic and diluted share, respectively, in the comparable period of the prior year. The decrease in net income is due largely to lower ConForms' sales combined with lower margins on Ultra Tech sales for the six-month period ended July 31, 2002.

Liquidity and Capital Resources
-------------------------------
The Company generated $731,419 in cash from operations during the first six months of 2002, compared to cash flow generated by operations of $2,205,621 for the same period last year. This is due largely to a decrease in the net income combined with a decrease in the change in accounts receivable of $338,585 and a decrease in the change in accrued compensation of $291,803. The Company used $427,569 in cash to acquire capital equipment and $448,308 to repurchase its common stock and received $145,291 in net proceeds from the issuance of long-term debt during the six months ended July 31, 2002. The result was a net increase in cash and cash equivalents of $146,004 for the six months ended July 31, 2002 compared to a net increase of $79,978 for the same period of the prior year.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2003 are expected to total approximately $600,000, compared to $478,872 for the fiscal year ended January 31, 2002.

The Company intends to continue to expand its businesses, both internally and through potential acquisitions. The Company currently anticipates that any potential acquisitions would be financed primarily by internally generated funds or additional borrowings or the issuance of the Company's stock.

Accounting Policies and Estimates
---------------------------------
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts or revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions. A discussion of certain accounting policies and estimates deemed to be critical to an understanding of the Company's financial condition and results of operations is contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.


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

Interest Rate Risk
------------------
The Company's revolving credit borrowings and variable rate term loans, which totaled $5,600,000 as of July 31, 2002, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the July 31, 2002 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $56,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

PART II.
Item 4.
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
On June 20, 2002, the Company held its 2002 Annual Meeting of Shareholders. Of the 1,769,126 shares issued and outstanding, holders of 1,621,278 shares were present, represented in person or by proxy. One matter required vote by the security holders. Robert L. Cooney, William B. Finneran, Alan J. Kastelic, and William C. Scott were elected to the Board of Directors (1,621,278 votes for each and 0 votes against). The term of office for John J. Delucca, Norman Eig, and Mary E. McCormack continued unto the 2002 Annual Meeting of Shareholders. There were no broker non-votes to the Company's knowledge.

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


                                              EDISON CONTROL CORPORATION
                                                  (Registrant)



Date: September 10, 2002                      /s/     Jay R. Hanamann
                                              ----------------------------------
                                                      Jay R. Hanamann
                                                   (Chief Financial Officer)

                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Edison Control Corporation (the "Company") that the Quarterly Report on Form 10-Q of the Company for the periods ended July 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



                                              EDISON CONTROL CORPORATION
                                                  (Registrant)

 Date: September 10, 2002                     /s/     Alan J. Kastelic
                                              ----------------------------------
                                                      Alan J. Kastelic
                                                (President and Chief Executive
                                                          Officer)





Date: September 10, 2002                      /s/     Jay R. Hanamann
                                              ----------------------------------
                                                      Jay R. Hanamann
                                              (Chief Financial Officer)

                        CERTIFICATIONS UNDER SECTION 302
                            OF THE SARBANES-OXLEY ACT

I, Alan J. Kastelic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edison Control Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edison Control Corporation as of, and for, the periods presented in this quarterly report.


September 10, 2002                            /s/ Alan J. Kastelic
                                              ----------------------------------
                                              Alan J. Kastelic
                                              President and Chief Executive
                                              Officer



I, Jay R. Hanamann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edison Control Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edison Control Corporation as of, and for, the periods presented in this quarterly report.


September 10, 2002                            /s/ Jay R. Hanamann
                                              ----------------------------------
                                              Jay R. Hanamann
                                              Chief Financial Officer

                           Edison Control Corporation

                                  Exhibit Index

Exhibit No.                 Description

None