Form 10-Q
period 2002-10-31
EDISON CONTROLS CORP
filed 2002-12-10
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2002

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
Yes  X      No
   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 1,689,728 as of October 31, 2002
--------------------------------------------------------------

                           EDISON CONTROL CORPORATION

                                      INDEX

                                                                     Form 10-Q
                                                                     Page Number
                                                                     -----------

                          Part I Financial Information
                          ----------------------------

Item 1 Financial Statements

Condensed Consolidated Balance Sheets                                Pages 2-3
         October 31, 2002 and January 31, 2002 (Unaudited)

Condensed Consolidated Statements of Income                          Page 4
          and Comprehensive Income
         Three and nine months ended October 31,
         2002 and 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows                      Pages 5-6
         Nine months ended October 31,
         2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements                 Pages 7-11
         (Unaudited)

Item 2 Management's Discussion and Analysis of                       Pages 11-13
         Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures                      Page 14
         About Market Risk

Item 4 Controls and Procedures                                       Page 14

                            Part II Other Information
                            -------------------------


  Item 6 Exhibits and Reports on Form 8-K                            Pages 14-15

PART I.
Item 1
Financial Statements
--------------------

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      October 31, 2002 and January 31, 2002
                                   (Unaudited)
                                                              October 31,         January 31,
                                                                 2002                2002
                                                                 ----                ----
ASSETS
Current Assets:
         Cash and cash equivalents                             $458,952            $472,352
         Trading securities                                      27,221              60,698
         Accounts receivable, net                             4,962,337           4,660,141
         Inventories, net                                     6,928,236           7,250,891
         Prepaid expenses and other assets                      193,578             223,273
            Refundable income taxes                             146,926                   0
         Deferred income taxes                                  245,000             200,000
                                                                -------             -------
            Total current assets                             12,962,250          12,867,355


Deferred income taxes                                           570,000             570,000

Property, plant and equipment, net                            6,517,065           6,790,839

Goodwill, net                                                 8,130,000           8,130,000
                                                              ---------           ---------
TOTAL ASSETS                                                $28,179,315         $28,358,194
                                                            ===========         ===========



                                   (Continued)



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      October 31, 2002 and January 31, 2002
                                   (Unaudited)

                                   (Continued)

                                                            October 31,           January 31,
                                                               2002                  2002
                                                               ----                  ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                             $ 1,105,635         $ 1,286,190
         Accrued compensation                                   813,317           1,186,972
         Taxes other than income taxes                           32,453              69,639
         Other accrued expenses                                 521,195             398,739
         Income taxes payable                                         0              78,352
         Deferred compensation                                        0             666,752
         Current maturities on long-term debt                   159,514             259,514
                                                                -------             -------
          Total current liabilities                           2,632,114           3,946,158

Long-term debt, less current maturities                       5,103,603           5,260,703
                                                              ---------           ---------

Total Liabilities                                             7,735,717           9,206,861


Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares
   authorized, none issued                                            0                   0
Common stock, $.01 par value: 20,000,000 shares
   authorized, 2,390,223 and 2,365,223 shares
   issued, respectively                                          23,902              23,652
Additional paid-in capital                                   11,275,719          10,444,217
Retained earnings                                            14,039,037          12,839,181
Accumulated other comprehensive (loss)                         (79,095)           (237,446)
                                                                -------            --------
                                                             25,259,563          23,069,604
Less treasury stock at cost: 700,495 and
  559,753 shares, respectively                              (4,815,965)         (3,918,271)
                                                             ----------          ----------
Total Shareholders' Equity                                   20,443,598          19,151,333
                                                             ----------          ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                      $28,179,315         $28,358,194
                                                            ===========         ===========



                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              THREE AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (Unaudited)
                                          Three Months Ended                Nine Months Ended
                                             October 31,                       October 31,
                                             ----------                        ----------
                                        2002              2001             2002              2001
                                        ----              ----             ----              ----
NET SALES                            $7,289,910        $6,882,955      $21,422,873       $20,674,238

COST OF GOODS SOLD                    4,740,236         4,271,563       13,825,404        12,903,155
                                      ---------         ---------       ----------        ----------

GROSS PROFIT                          2,549,674         2,611,392        7,597,469         7,771,083

OTHER OPERATING EXPENSES:
  Selling, engineering and
      administrative expenses         2,308,367         1,151,800        5,406,977         3,628,931

  Amortization                                0            98,463                0           216,693
                                              -            ------                -           -------
  Total other operating expenses      2,308,367         1,250,263        5,406,977         3,845,624
                                      ---------         ---------        ---------         ---------

OPERATING INCOME                        241,307         1,361,129        2,190,492         3,925,459

OTHER EXPENSE (INCOME):
  Interest expense                       48,973            26,828          184,445           158,131
  Realized losses on
      trading securities                      0           104,925                0           169,919
  Unrealized losses (gains) on
      trading securities                 13,302         (128,546)           35,255          (25,545)
  Miscellaneous expense (income)          1,696          (12,504)            1,815          (77,125)
                                          -----          --------            -----          --------
  Total other expense (income)           63,971           (9,297)          221,515           225,380
                                         ------           -------          -------           -------

INCOME BEFORE
   INCOME TAXES                         177,336         1,370,426        1,968,977         3,700,079

PROVISION FOR INCOME
  TAXES                                  71,868           546,480          769,121         1,458,960
                                         ------           -------          -------         ---------

NET INCOME                              105,468           823,946        1,199,856         2,241,119

OTHER COMPREHENSIVE
    INCOME (LOSS) -
      Foreign currency
        translation adjustment           13,180            21,393          158,351          (37,190)
                                         ------            ------          -------          --------

 COMPREHENSIVE INCOME                 $ 118,648        $  845,339       $1,358,207        $2,203,929
                                      =========        ==========       ==========        ==========

NET INCOME PER SHARE:
Net income per share - basic               $.06              $.35             $.69             $.95

Net income per share - diluted             $.05              $.30             $.53             $.81


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002          2001
OPERATING ACTIVITIES:                                      ----          ----
Net income                                             $1,199,856     $2,241,119

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                        757,762        914,163
     Provision for doubtful accounts                      207,606        164,830
     Noncash compensation expense on stock options         77,500              0
     Realized loss on sales of trading securities               0        169,919
     Unrealized loss (gain) on trading securities          35,255       (25,545)
     Purchases of trading securities                      (1,778)              0
     Proceeds from the sale of trading securities               0        236,526
     Equity in earnings of affiliate                            0       (77,414)

Changes in assets and liabilities:
     Accounts receivable                                (509,802)      (715,829)
     Receivable from affiliate                                  0         49,285
     Inventories                                          322,655        262,680
     Prepaid expenses and other assets                     29,695         39,324
     Trade accounts payable                             (180,555)      (174,924)
     Accrued compensation                               (373,655)         18,264
     Taxes other than income taxes                       (37,186)        (6,753)
     Other accrued expenses                               122,456        120,432
     Deferred income taxes                               (45,000)         10,876
     Income taxes payable                               (225,278)        110,938
                                                        ---------        -------

        Total adjustments                                 179,675      1,096,772
                                                          -------      ---------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                               1,379,531      3,337,891
                                                        ---------      ---------
INVESTING ACTIVITIES:
     Payments received from note receivable                     0        164,155
     Additions to plant and equipment                   (483,988)      (163,946)
      Maturity of certificate of deposit                        0         95,000
                                                                -         ------
NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                              (483,988)         95,209
                                                        ---------         ------

                                   (Continued)

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (Unaudited)

                                   (Continued)

                                                      2002                2001
FINANCING ACTIVITIES:                                 ----                ----
     Proceeds from issuance of long-term debt     $  2,700,000      $          0
     Principal payments on long-term debt          (2,957,100)       (3,156,821)
      Purchases of treasury stock                    (810,194)                 0
     Stock options exercised                                 0            30,000
                                                             -            ------
NET CASH USED IN
     FINANCING ACTIVITIES                          (1,067,294)       (3,126,821)
                                                   -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                                          158,351          (37,190)
                                                       -------          --------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                             (13,400)           269,089

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                               472,352           305,337
                                                       -------           -------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $  458,952      $    574,426
                                                    ==========      ============



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes        $1,053,254        $1,337,146
Cash paid during the period for interest               164,768           172,790

                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 -  Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ended January 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.


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

Deferred compensation - Deferred compensation of $666,752 relating to stock options was reclassified from a current liability to additional paid-in capital during the quarter ended October 31, 2002.

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

                                     Three Months Ended     Nine Months Ended
                                        October 31,            October 31,
                                        -----------            -----------
                                     2002       2001        2002          2001
                                     ----       ----        ----          ----
Reported net income               $ 105,468  $ 823,946  $1,199,856  $  2,241,119

Add goodwill amortization                 0     98,463           0       216,693
                                  ---------  ---------  ----------  ------------
Adjusted net income               $ 105,468  $ 922,409  $1,199,856   $ 2,457,812
                                  =========  =========  ==========   ===========


Net income per share-Basic:
Reported net income                   $ .06      $ .35       $ .69         $ .95
Add goodwill amortization               .00        .04         .00           .09
                                      -----      -----       -----         -----
Adjusted net income                   $ .06      $ .39       $ .69         $1.04
                                      =====      =====       =====         =====
Net income per share-Diluted:
Reported net income                   $ .05      $ .30       $ .53         $ .81
Add goodwill amortization               .00        .04         .00           .08
                                      -----      -----       -----         -----
Adjusted net income                   $ .05      $ .34       $ .53         $ .89
                                      =====      =====       =====         =====

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

In June 2002 the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption allowed.


Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and nine-month periods ended October 31, 2002 and 2001 are summarized as follows:

                                          Three Months Ended           Nine Months Ended
                                             October 31,                  October 31,
                                             -----------                  -----------
                                        2002           2001           2002            2001
                                        ----           ----           ----            ----
Basic:
   Net income (numerator)           $   105,468    $   823,946    $ 1,199,856     $ 2,241,119

   Weighted average shares
    outstanding (denominator)         1,699,378      2,365,223      1,749,883       2,364,527

   Net income
     per share-basic                      $ .06          $ .35          $ .69           $ .95

Diluted:
   Net income (numerator)            $  105,468     $  823,946    $ 1,199,856     $ 2,241,119

   Weighted average shares
    outstanding                       1,699,378      2,365,223      1,749,883       2,364,527

   Effect of dilutive securities:
    Stock options                       116,196         58,358        126,857          68,974
    Stock warrants                      381,165        313,650        377,751         321,650
   Weighted average shares
    outstanding (denominator)         2,196,739      2,737,231      2,254,491       2,755,151

   Net income
     per share-diluted                    $ .05          $ .30          $ .53           $ .81

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

Note 4 - Segment Information
----------------------------

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies is contained in Note 2. Segment information for the three- and nine-month periods ended October 31, 2002 and 2001 follows:

                               Three Months Ended October 31,
                            2002                            2001
                            ----                            ----
                        Net     Operating                Net       Operating
                      Sales   Income (Loss)            Sales    Income (Loss)(1)
                      -----   -------------            -----    ----------------
ConForms        $ 5,435,552      $ 995,758       $ 5,433,977      $ 1,184,409
Ultra Tech        1,220,420        224,712         1,448,978          251,608
S.H.H.              633,938          9,526                 0                0
Edison                    0      (988,689)                 0         (74,888)
                          -      ---------                 -         --------
Total           $ 7,289,910      $ 241,307       $ 6,882,955      $ 1,361,129


                               Nine Months Ended October 31,
                            2002                            2001
                            ----                            ----
                        Net      Operating               Net       Operating
                      Sales   Income (Loss)            Sales    Income (Loss)(1)
                      -----   -------------            -----    ----------------
ConForms        $16,268,411     $3,138,683       $17,504,074       $3,753,350
Ultra Tech        3,286,263        404,376         3,170,164          474,660
S.H.H.            1,868,199       (46,917)                 0                0
Edison                    0    (1,305,650)                 0        (302,551)
                          -    -----------                 -        ---------
Total           $21,422,873     $2,190,492       $20,674,238       $3,925,459

(1) All goodwill amortization for the three- and nine-month periods ended October 31, 2001 is included in ConForms' operating income.

Note 5 - Inventories
--------------------

Inventories consisted of the following:
                                                    October 31,    January 31,
                                                        2002           2002
                                                        ----           ----
     Raw Materials                                 $ 3,565,431    $ 3,713,552
     Work-in-process                                 1,268,167      1,412,263
     Finished Goods                                  2,162,638      2,148,076
                                                     ---------      ---------
                                                     6,996,236      7,273,891
     Less-reserve to reduce carrying
      value to LIFO cost                              (68,000)       (23,000)
                                                       -------   ------------
     Net inventories                              $  6,928,236   $  7,250,891
                                                  ============   ============

Note 6 - Employee Stock Option Plans
------------------------------------

In May 2002, the Company repurchased 25,000 common shares issued pursuant to a stock option exercise. The repurchase price was in excess of the market price at that time. As a result, the Company recorded compensation expense of $87,500 during the quarter ended July 31, 2002.

In August 2002, the Company executed an agreement with the Company's former President and Chief Executive Officer to terminate an option agreement to purchase 200,000 shares of common stock at an exercise price of $4.00 per share. The Company paid $800,000 to the former officer to terminate this agreement and, accordingly, recorded this amount as compensation expense during the quarter ended October 31, 2002.

In October 2002, the Company extended the term of an option agreement granted to a member of the Board of Directors from five years to seven years. As a result of this extension, the Company recorded compensation expense of $77,500 during the quarter ended October 31, 2002.

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

Results of Operations
---------------------
Net sales for the three months ended October 31, 2002 increased $406,955 (5.9%) to $7,289,910 compared with net sales for the same period of the prior year. For the first nine months of this year, net sales increased $748,635 (3.6%) to $21,422,873 compared with net sales for the same period of the prior year. The acquisition of South Houston Hose on November 1, 2001 accounted for increased sales of $633,938 and $1,868,199 for the three and nine months ended October 31, 2002, respectively. Ultra Tech net sales decreased by $228,558 during the three months ended October 31, 2002 and increased $116,099 for the nine months ended October 31, 2002. Ultra Tech's sales volume will fluctuate based on its ability to attain project sales in the industries it serves. ConForms U.S. net sales decreased by approximately $100,000 and $1,300,000 during the three and nine months ended October 31, 2002, respectively. The economic slowdown has resulted in a soft concrete pumping accessories market as end users' business levels have decreased and other equipment manufacturers have seen a significant decrease in new equipment sales. This trend is expected to continue at least through late 2003.

As a percentage of sales, gross profit margin for the three months ended October 31, 2002 was 35.0% compared to 37.9% for the three months ended October 31, 2001. Gross profit margin for the nine months ended October 31, 2002 decreased to 35.5% from 37.6% for the nine months ended October 31, 2001. The decrease for the nine months ended October 31, 2002 was due largely to lower margins for Ultra Tech due to a higher mix of lower margin project sales compared to the same period of the prior year and the inclusion of South Houston Hose sales which are typically lower margin than ConForms or Ultra Tech. Selling, engineering and administrative expenses for the three and nine-month periods ended October 31, 2002 increased by $1,156,567 (100.4%) to 2,308,367 and
$1,778,046 (49.0%) to $5,406,977, respectively. This is due in part to the inclusion of approximately $230,000 and $730,000 of selling, engineering and administrative expenses for South Houston Hose for the three and nine months ended October 31, 2002, respectively, as well as approximately $880,000 and $965,000 of compensation expense relating to stock option activity in the three and nine-month periods ended October 31, 2002, respectively.

The Company recorded tax expense of $769,121 for the nine months ended October 31, 2002, which represents the estimated annual effective rate of 39.1% applied to pre-tax income compared to an estimated annual effective tax rate of 39.4% applied to pre-tax income for the nine months ended October 31, 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $105,468, or $.06 and $.05 per share, basic and diluted, respectively, for the three months ended October 31, 2002 was a decrease of $718,478 (87.2%), from net income of $823,946, or $.35 and .30 per share, basic and diluted, respectively, for the comparable period of the prior year. For the nine months ended October 31, 2002, net income decreased $1,041,263 (46.5.%) to $1,199,856, or $.69 and $.53 per basic and diluted share, respectively, compared to net income of $2,241,119, or $.95 and $.81 per basic and diluted share, respectively, in the comparable period of the prior year. The decrease in net income is due to lower ConForms' sales, lower margins on Ultra Tech sales and the inclusion of approximately $880,000 and $965,000 of compensation expense relating to stock option activity in the three and nine-month periods ended October 31, 2002, respectively.

Liquidity and Capital Resources
-------------------------------

The Company generated $1,379,531 in cash from operations during the first nine months of 2002, compared to cash flow generated by operations of $3,337,891 for the same period last year. This is due largely to a decrease in the net income combined with a decrease in the change in accrued compensation of $391,919 and a decrease in the change in income taxes payable of $336,216. The Company used $483,988 in cash to acquire capital equipment, $810,194 to repurchase its common stock and $257,100 to reduce long-term debt during the nine months ended October 31, 2002. The result was a net decrease in cash and cash equivalents of $13,400 for the nine months ended October 31, 2002 compared to a net increase of $269,089 for the same period of the prior year.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, investments, trading securities and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2003 are expected to total approximately $600,000, compared to $478,872 for the fiscal year ended January 31, 2002. The Company had $3,000,000 outstanding and $3,000,000 available on its master credit agreement as of October 31, 2002.

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

Interest Rate Risk
------------------
The Company's revolving credit borrowings and variable rate term loans, which totaled $5,200,000 as of October 31, 2002, are subject to interest rate risk. Most of the borrowings float at either the prime rate or LIBOR plus a certain amount of basis points. Based on the October 31, 2002 balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $52,000, or $.01 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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


Item 4.
Controls and Procedures
-----------------------

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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


                                                      EDISON CONTROL CORPORATION
                                                      --------------------------
                                                             (Registrant)



Date: December 10, 2002                               /s/      Jay R. Hanamann
                                                      ------------------------
                                                               Jay R. Hanamann
                                                      (Chief Financial Officer)

                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Edison Control Corporation (the "Company") that the Quarterly Report on Form 10-Q of the Company for the period ended October 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



                                                      EDISON CONTROL CORPORATION
                                                      --------------------------
                                                                (Registrant)

 Date: December 10, 2002                              /s/     Alan J. Kastelic
                                                      ------------------------
                                                              Alan J. Kastelic
                                         (President and Chief Executive Officer)





Date: December 10, 2002                                /s/     Jay R. Hanamann
                                                       -----------------------
                                                               Jay R. Hanamann
                                                      (Chief Financial Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edison Control Corporation and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 10, 2002                                 /s/ Alan J. Kastelic
                                                  --------------------
                                                  Alan J. Kastelic
                                                  President and Chief Executive
                                                  Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edison Control Corporation and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 10, 2002                                 /s/ Jay R. Hanamann
                                                  -------------------
                                                  Jay R. Hanamann
                                                  Chief Financial Officer

                           Edison Control Corporation

                                  Exhibit Index
                                  -------------

Exhibit No.                 Description
-----------                 -----------

None