Form 10-K
period 2003-01-31
EDISON CONTROLS CORP
filed 2003-04-24
CIK 795968

UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2003
                                       or
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ]Yes [x] No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of July 31, 2002 (the last business day of the registrant's most recently completed second quarter): $3,688,636.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003: 1,638,595, shares of common stock, par value $.01 per share.

                       Documents Incorporated by Reference


--------------------------------------------------------------------------------

                                     PART I

                Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, new product advancements by competition, significant changes in industry technology, general economic or political conditions, the continued availability of sources of supply, the availability and consummation of favorable acquisition opportunities, increasing competitive pressures on pricing and other contract terms and economic factors affecting the Company's customer base. These factors could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

ConForms is a complete source of piping system components and accessories needed to pump and place concrete. ConForms' products include straight pipe sections in a variety of lengths, diameters, wall thicknesses, degrees of hardness, and fittings. In addition, ConForms' products include couplings, reducers, bends, elbows and valves in various sizes and styles. ConForms' product base also includes specially made rubber hose in a variety of sizes and configurations. ConForms' product line also includes equipment, which is tailor-made for particular applications, such as bridge-deck spreaders, krete-placers, hydraulic diversion discharge valves, and customized equipment used in tunnel construction.

Marketing

ConForms' products, which account for approximately 78% of the Company's sales, are marketed principally through its own sales personnel and distributors. Besides contact from sales personnel, ConForms also attempts to maintain a prominent level of market visibility through active membership in the American Concrete Pumping Association, exhibits at industry trade shows, direct mail publications to end users and conducting industry safety seminars. A majority of all orders are received over the telephone.

Export sales accounted for approximately 20.1% of ConForms' business for the year ended January 31, 2003, compared to 18.3% in the prior year. International markets are expected to be an increasing part of the business in future years.

Customers

ConForms' customer base consists of pumper/dealers (organizations which run a concrete pumping operation but also act as dealers of concrete pumps and systems) (37.0%), dealers (18.0%), concrete pump manufacturers (14.1%), pumping contractors (21.3%) and various other businesses such as rental yards, general contractors, pool contractors, ready mix operations, mines, fireproofers and precast companies (9.6%).

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2003.

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

ConForms order backlogs on March 31, 2003 and 2002 were approximately $1,023,000 and $750,000, respectively; all of which should be completed prior to the end of the current fiscal year.

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

Ultra Tech's export sales for the year ended January 31, 2003 and 2002 accounted for approximately 13.7% and 12.9% of Ultra Tech's net sales, respectively.

Customers

The market for Ultra Tech's products is primarily resource-based industries such as mining, paper and energy. Ultra Tech's products are also used in processing industries such as dredging, foundries, steel, cement, sludge and grain handling. In addition, any pneumatic or hydraulic pipeline transporting solids is a potential customer for Ultra Tech.

No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2003.

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

Ultra Tech's order backlogs on March 31, 2003 and 2002 were approximately $665,000 and $720,000, respectively; all of which should be completed prior to the end of the current fiscal year.

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

Marketing

South Houston Hose products, which account for approximately 8% of the Company's net sales, are principally marketed through Company sales personnel. Export sales are not a significant part of the business.

Customers

Equipment rental, water pump, construction, chemical, liquid hauling and oil well drilling companies are a sample of South Houston Hose's diverse customer base. No customer exceeded 10% of the Company's consolidated net sales for the year ended January 31, 2003.

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

South Houston Hose's order backlog on March 31, 2003 and 2002 were approximately $16,000 and $51,000, respectively; all of which should be completed prior to the end of the current fiscal year.

                                 General Matters

Research and development expenditures are a part of the engineering department's budget and are expensed as incurred. The estimated total amount spent on research and development during the years ended January 31, 2003, 2002 and 2001 totaled approximately $214,000, $207,000 and $215,000, respectively.

The Company believes that compliance with Federal, state and local environmental regulations will not require significant capital expenditures or materially affect future earnings in fiscal 2003.

No portion of the business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

                                Industry Segments

Information on industry segments is incorporated by reference to footnote 14 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

                               Foreign Operations

Information on foreign operations is incorporated by reference to footnote 13 of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

                                    Employees

As of January 31, 2003, the Company had 113 active full-time employees.

Item 2.  Properties

The following table sets forth certain information with respect to the Company's principal facilities as of January 31, 2003:


                                  Square Feet of
Location                            Floor Space              Description and Principal Use
--------                            -----------              ------------------------------
Port Washington, WI (1)             95,000           One-story and partial mezzanine, masonry and metal
                                                     clad, steel frame office and manufacturing facility
                                                     on 15 acres used mainly for manufacturing of ConForms
                                                     and Ultra Tech products and headquarters for all office
                                                     personnel.

Grafton, WI (1)                     42,000           One and part two-story, masonry and metal clad,
                                                     steel and wood framed office and manufacturing
                                                     facility on 2.2 acres used mainly for manufacturing
                                                     ConForms and Ultra Tech products.

Gardena, CA (2)                     10,000           One-story office and manufacturing facility used for
                                                     the distribution and light manufacturing of ConForms
                                                     products.

Houston, TX (3)                     16,500           One-story office and manufacturing facility used for
                                                     the distribution and light manufacturing of ConForms
                                                     products and South Houston Hose industrial hose and fittings.

Newport, Wales, United              17,500           One-story office and manufacturing facility used for
Kingdom (4)                                          the distribution and light manufacturing of ConForms
                                                     products.

Johor Bahru, Malaysia (5)            8,000           One-story office and manufacturing facility used for
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

Item 3.  Legal Proceedings

The Company is party to routine legal proceedings, involving product liability and environmental matters, incidental to its business. There are currently no material legal proceedings pending to which the Company is a party nor were any material legal proceedings concluded during the fourth quarter of fiscal 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

                                      Fiscal 2001
                     Quarter             High              Low
                     -------             ----              ---
                       1st              $5.38             $3.88
                       2nd               5.00              3.30
                       3rd               4.50              3.60
                       4th               8.85              4.50

                                      Fiscal 2002
                     Quarter             High              Low
                     -------             ----              ---
                       1st              $6.50             $6.10
                       2nd               6.52              6.30
                       3rd               6.75              6.40
                       4th               6.50              5.00


The approximate number of shareholders of record and beneficial shareholders of the Company's $.01 par value Common Stock as of January 31, 2003 were 30 and 150, respectively.

In November 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 750,000 shares of its outstanding common stock. Repurchases were effected from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares have been held in the Company's treasury pending potential future issuance in connection with employee stock option plans, potential future acquisitions or other general corporate purposes. On December 4, 2002, the Company announced the termination of the Stock Repurchase Plan. As of March 31, 2003, Edison had repurchased 718,295 shares for $4,940,565 under the Stock Repurchase Plan (including the repurchase of 96,000 shares from current or former officers).

The Company has not previously paid any dividends on its Common Stock. The Company intends to follow a policy of retaining all of its earnings to finance its business and any future acquisitions. The terms of the Company's master credit agreement require compliance with certain financial covenants, including tangible net worth (10,476,263 at January 31, 2003).

Item 6.  Summary of Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA
EDISON CONTROL CORPORATION
                                                                         Year Ended January 31,
                                                  ------------------------------------------------------------------------------
                                                       2003           2002            2001            2000            1999
                                                       (1)             (2)             (3)             (3)            (3)
Statements of Income
--------------------
Net sales                                           $ 27,390,816    $ 27,452,550    $ 26,070,682    $ 24,920,820   $ 23,508,748
Cost of goods sold                                  $ 17,799,952    $ 17,275,311    $ 16,390,713    $ 15,480,828   $ 14,767,401
Gross profit                                        $  9,590,864    $ 10,177,239    $  9,679,969    $  9,439,992   $  8,741,347
Selling, engineering and administrative expenses    $  7,481,837    $  5,130,143    $  4,723,293    $  4,463,236   $  4,237,917
Operating income                                    $  2,109,027    $  4,778,797    $  4,632,343    $  4,562,866   $  4,158,698
Other non-operating (losses)/gains                  $    (27,086)   $   (104,172)   $   (330,825)   $    460,989   $   (113,118)
Interest expense                                    $    200,382    $    207,637    $    533,780    $    791,840   $    955,818
Income from continuing operations                   $  1,141,559    $  2,718,308    $  2,308,255    $  2,265,849   $  1,284,873

Loss from discontinued operations                   $          -    $          -    $    (92,698)   $   (108,977)  $    (82,543)
Loss from sale of discontinued operations           $          -    $          -    $    (12,379)   $          -   $          -

Net income                                          $  1,141,559    $  2,718,308    $  2,203,178    $  2,156,872   $  1,202,330

Per Share Information
---------------------
Income from continuing operations - basic           $       0.66    $       1.20    $       0.98    $       0.97   $       0.55

Income from continuing operations - diluted         $       0.52    $       1.01    $       0.80    $       0.78   $       0.45

Tangible book value at year end - diluted (4)       $       5.41    $       4.08    $       4.18    $       3.39   $       2.60

Other Data
----------
Capital expenditures                                $    569,977    $    233,602    $    478,872    $    675,245   $  3,082,725
Depreciation and amortization                       $    890,013    $  1,153,508    $  1,128,042    $  1,520,301   $  2,068,360
Goodwill amortization                               $          -    $    225,801    $    232,258    $    232,258   $    232,258

Balance Sheet Data
------------------
Working capital                                     $  9,938,694    $  8,921,197    $  9,035,361    $  8,821,365   $ 12,730,093
Property, plant and equipment - net                 $  6,464,602    $  6,790,839    $  7,359,953    $  7,968,785   $  8,187,899
Goodwill                                            $  8,130,000    $  8,130,000    $  8,225,801    $  8,458,059   $  8,690,318
Total assets                                        $ 27,832,183    $ 28,358,194    $ 29,182,233    $ 30,630,664   $ 34,902,997
Long-term debt, including current maturities        $  5,260,703    $  5,520,217    $  5,579,358    $  8,963,142   $ 14,741,601
Shareholders' equity                                $ 20,117,495    $ 19,151,333    $ 20,333,315    $ 18,303,188   $ 16,183,272

Weighted average shares outstanding assuming
    dilution                                           2,217,035       2,700,435       2,896,599       2,907,251      2,883,133

Common stock outstanding  (5)                          1,638,595       1,805,470       2,351,308       2,351,308      2,346,933


Note:     (1)  In FY2002, The Company incurred stock compensation costs of approximately $960,000 and severance expense of approximately
               $420,000 related to former officers.

          (2) On November 1, 2001, the Company purchased the remaining 50% of the outstanding common stock of South Houston Hose Company, Inc. ("South Houston Hose") from the seller for cash and debt totaling $800,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Accordingly, the results of operations have been included since the date of acquisition.

          (3) On September 29, 2000, the Company sold certain assets and the business of its Gilco division. The results of operations of the Gilco division have been presented as discontinued operations. Accordingly, previously reported statements of income information have been restated to reflect this presentation.

          (4) Tangible book value per share - diluted is calculated as Shareholders' equity less goodwill, divided by weighted average shares outstanding assuming dilution.

          (5) Net of treasury stock of 751,628 at 1/31/03 and 559,753 at 1/31/02 (there was no treasury stock outstanding prior to fiscal year 2001).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Fiscal 2002 versus Fiscal 2001
Net sales for the year ended January 31, 2003 ("fiscal 2002") decreased $61,734, or .2%, to $27,390,816, compared with $27,452,550 for the year ended January 31, 2002 ("fiscal 2001"). The acquisition of South Houston Hose on November 1, 2001 accounted for increased net sales of $1,895,389 for fiscal 2002, while ConForms non-U.S. operations accounted for increased sales of $157,736. Ultra Tech's net sales for fiscal 2002 decreased by $734,474. ConForms U.S. net sales decreased $1,380,384 for fiscal 2002. The economic slowdown has resulted in a soft concrete pumping accessories market as end users' business levels have decreased and other equipment manufacturers have seen a significant decrease in new equipment sales.

As a percentage of net sales, gross profit margin was 35.0% for fiscal 2002 as compared to 37.1% in fiscal 2001. The decrease is due largely to lower margins for Ultra Tech due to a higher mix of lower margin project sales compared to the same period of the prior year, in addition to the inclusion of South Houston Hose sales for a full year, which typically have a lower margin than ConForms or Ultra Tech. Selling, engineering and administrative expenses increased $2,351,694, or 45.8%, to $7,481,837 in fiscal 2002. The sharp increase is largely due to approximately $960,000 of compensation expense relating to fiscal 2002 stock option activity, and approximately $420,000 of severance expense relating to former officers. Approximately $776,000 of additional increase was due to the November 1, 2001 acquisition of South Houston Hose.

Net sales for the ConForms' segment for fiscal 2002 decreased 5.4% to $21,225,901 compared with $22,448,550 for fiscal 2001. The decrease is due largely to the economic slowdown, which has resulted in a soft concrete pumping accessories market as end users' business levels have decreased and other equipment manufacturers have seen a significant decrease in new equipment sales. Operating income decreased $832,999, or 17.8%, to $3,854,958 in fiscal 2002 compared to $4,687,957 in fiscal 2001. The decrease was due largely to a reduction in gross margin of approximately $700,000 caused largely by lower sales, partially offset by the absence of goodwill amortization, which was $225,801 for fiscal 2001.

Net sales for the Ultra Tech segment for fiscal 2002 decreased $734,474, or 16.5%, to $3,723,332 from $4,457,806 in the prior fiscal year. Ultra Tech's volume will continue to fluctuate based on its ability to attain large project sales in the industries it serves. As a result of the decrease in sales, which were slightly offset by lower Ultra Tech Selling, Engineering and Administrative Costs, operating income decreased $137,365 to $413,041 in fiscal 2001 compared to $550,406 in fiscal 2001.

Net sales for the South Houston Hose segment for fiscal 2002 increased $1,895,389, or 347.0%, to $2,441,583 from $546,194 in the prior fiscal year.
Operating loss increased by $170,808 to $221,058 from $50,250 in the prior fiscal year. The increases were due to the November 1, 2001 acquisition of South Houston Hose resulting in the inclusion of a full year of income statement activity in fiscal 2002 vs. 3 months in fiscal 2001 (November 2001, December 2001 and January 2002).

Net income of $1,141,559, or $.66 and $.52 per share, basic and diluted, respectively, for fiscal 2002 represented a decrease of $1,576,749 (58.0%), from net income of $2,718,308, or $1.20 and $1.01 per share, basic and diluted, respectively, for fiscal 2001. The decrease is due largely to compensation expense of approximately $960,000 and severance expense of $420,000 relating to former officers in FY2002 combined with gross margin reductions of approximately $700,000 for ConForms and approximately $300,000 for Ultra Tech due to lower sales volumes The Company adopted Statement of Financial Accounting Standard No. 142, and ceased the amortization of goodwill, effective February 1, 2002. Under the new standard, pro forma income per diluted share in the year ended January 31, 2002 would have been $1.09, had goodwill not been amortized. The Company completed the transitional impairment test during the quarter ended July 31, 2002 and determined that no impairment of goodwill exists.

Interest expense decreased $7,255 or 3.5%, to $200,382 for fiscal 2002 from $207,637 for fiscal 2001.

The Company had a trading loss (unrealized) of $25,002 in fiscal 2002 compared to a net trading loss (realized and unrealized) of $123,573 in fiscal 2001. Although the Company has no established formal investment policies or practices for its trading securities portfolio, the Company has from time to time pursued an aggressive trading strategy, focusing primarily on generating near-term capital appreciation from its investments in common equity securities. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in earnings for that period. The Company does not use or buy derivative securities.

The Company recorded tax expense of $740,000 for fiscal 2002, which represented an estimated annual effective tax rate of 39.3% applied to pre-tax book income compared to a tax rate of 40.1% for fiscal 2001 . The difference is due largely to an effective tax rate of 1.7% relating to goodwill for fiscal 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.


Fiscal 2001 versus Fiscal 2000
Net sales for the year ended January 31, 2002 ("fiscal 2001") increased 5.3% to $27,452,550 compared with $26,070,682 for the year ended January 31, 2001 ("fiscal 2000"). The increase was due largely to an approximate $700,000 increase in Ultra Tech sales to mining customers in fiscal 2001 and the inclusion of $879,194 of South Houston Hose net sales for the three months ended January 31, 2002 due to acquisition of the remaining 50% of the common stock of South Houston Hose on November 1, 2001. These increases were partially offset by a decrease of approximately $194,000 in ConForms Asia's fiscal 2001 sales.

As a percentage of net sales, gross profit margin was 37.1% for fiscal 2001 as compared to 37.1% in fiscal 2000. Decreases in material costs of approximately $180,000 were offset by increases in group and workers compensation insurance costs of approximately $160,000. Selling, engineering and administrative expenses increased $406,850, or 8.6%, in fiscal 2001 to $5,130,143. The increase was partially due to the inclusion of $253,811 of selling, engineering and administrative expenses for South Houston Hose for the three months ended January 31, 2002. The remaining increase was due largely to increases in advertising, trade show and promotional of approximately $65,000, bad debt expenses of approximately $60,000 and group insurance costs of approximately $65,000.

Net sales for the ConForms' segment for fiscal 2001 decreased 1.3% to $22,448,550 compared with $22,753,684 for fiscal 2000. The decrease is due largely to a decrease of approximately $194,000 in ConForms Asia sales and a decrease of approximately $445,000 in ConForms U.S. sales. Operating income decreased $208,282, or 4.3%, to $4,687,957 in fiscal 2001 compared to $4,896,239 in fiscal 2000. The decrease was due largely to increases in advertising, trade show and promotional expenses of approximately $90,000, bad debt expenses of approximately $60,000 and group and workers compensation insurance costs of approximately $210,000.

Net sales for the Ultra Tech segment for fiscal 2001 increased $1,140,808, or 34.4%, to $4,457,806 from $3,316,998 in the prior fiscal year. The increase was due principally to increases in Ultra Tech sales to mining customers of approximately $700,000 in fiscal 2001. As a result of the increase in sales, operating income increased $244,842 to $550,406 in fiscal 2001 compared to $305,564 in fiscal 2000.

Interest expense decreased $326,143, or 61.1%, to $207,637 for fiscal 2001 from $533,780 for fiscal 2000. The decrease resulted from a reduction of the Company's average outstanding debt from the previous year combined with lower interest rates.

The Company had a net trading loss (realized and unrealized) of $123,573 in fiscal 2001 compared to a net trading loss (realized and unrealized) of $380,900 in fiscal 2000. A major reason for the $257,327 change was the decrease in the average holdings in the Company's portfolio. Securities held in the Company's portfolio at the end of each period are reported at fair value, with unrealized gains and losses included in earnings for that period.

The amortization of goodwill and financing costs created a total non-cash charge of $268,299 for fiscal 2001 compared to $235,796 for fiscal 2000. Goodwill from the June 1996 acquisition of ConForms was being amortized over a 40-year period through January 31, 2002.

The Company recorded tax expense of $1,820,000 for fiscal 2001, which represented an estimated annual effective tax rate of 40.1% applied to pre-tax book income compared to a tax rate of 39.4% for fiscal 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Income from continuing operations of $2,718,308, or $1.20 and $1.01 per share, basic and diluted, respectively, for fiscal 2001 represented an increase of $410,053 or 17.8% from income from continuing operations of $2,308,255, or $.98 and $.80 per share, basic and diluted, respectively, for fiscal 2000. The increase was due largely to the reduction of trading securities losses of $257,327 and the decrease in interest expense of $326,143 from the previous year.

New Accounting Standards
------------------------
In June 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to Emerging Issues Task Force ("EITF") EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption allowed. Adoption of SFAS No. 146 is not expected to have an impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS No. 123. The Company will adopt only the disclosure portion of SFAS No. 148. Thus, such statement will not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosure regarding the Company's product warranty liability (see Note
11). Adoption of FIN No. 45 is not expected to have an impact on the Company's consolidated financial statements.

The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements") in January 2003, which becomes effective for the Company on August 1, 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a VIE to determine whether it provides financial support to the VIE through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Adoption of FIN No. 46 is not expected to have an impact on the Company's consolidated financial statements.

Item7A. Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to interest rate risk, foreign currency risk and equity price risk. These risks include changes in U.S interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in the prices of stocks traded on the U.S. markets.

Interest Rate Risk
------------------
The Company's revolving credit borrowings and variable rate term loans, which totaled $5,200,000 as of January 31, 2003, are subject to interest rate risk. Most of the borrowings float at the prime rate or LIBOR plus a certain number of basis points. Based on the fiscal 2002 year end balance, an increase of one percent in the interest rate on the Company's loans would cause an increase in interest expense of approximately $52,000, or $.02 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.


Foreign Currency Risk
The Company has foreign operations in the United Kingdom and Malaysia. Sales and purchases are typically denominated in the British pound, Malaysian ringgit, Singapore dollar, U.S. dollar or the Euro, thereby creating exposures to changes in exchange rates. The changes in exchange rates may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not enter into foreign exchange contracts but attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of a currency.

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



Item7B. Liquidity and Capital Resources


Cash flow from operating activities was $2,150,162 for fiscal 2002, compared to $4,630,953 for fiscal 2001. This is due largely to a decrease in net income combined with a decrease in the change in trade accounts payable, accrued compensation and deferred income taxes of $295,758, $226,083 and $175,000, respectively. These decreases were offset by a decrease in the change in accounts receivable of $320,540.

Net working capital of $9,938,694 at January 31, 2003 increased $1,017,497, or 11.4%, from the fiscal 2001 year-end level of $8,921,197. Current ratio at January 31, 2003 was 4.8:1 compared to 3.3:1 at January 31, 2002. The improvement in working capital and current ratio is due primarily to deferred compensation of $666,752 relating to stock options being reclassified from a current liability to additional paid-in capital during the quarter ended October 31, 2002.

Cash used in investing activities in fiscal 2002 was $569,977 compared to cash received from investing activities of $17,970 in fiscal 2001. Capital expenditures increased to $569,977 in fiscal 2002 from $233,602 in fiscal 2001. The increase is largely due largely to the upgrade of Ultra Tech's heat-treated bender to allow for larger diameter bends.

The Company used $1,343,125 to repurchase its common stock during fiscal 2002 compared to $3,918,271 in fiscal 2001. The Company used $259,514 to reduce debt during the year. The Company's debt to capitalization ratio at January 31, 2003 and 2002 was 20.7% and 22.4%, respectively. The Company maintains various debt agreements, which are described in more detail in the footnotes to the consolidated financial statements. Required principal payments in fiscal 2003 are expected to be approximately $160,000.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2004 are expected to total approximately $735,000 compared to $569,977 for fiscal 2002.


Contractual Obligations
The terms under the amended master credit agreement, among other provisions, require the Company to maintain a minimum current ratio, tangible net worth, and debt service ratio, and restricts the Company to a maximum funded debt to EBITDA (as defined) ratio. The tangible net worth requirement at January 31, 2003 was $10,476,253. Substantially all of the Company's assets are collateralized under the above debt agreement. The LIBOR spread may be reduced or increased annually based on the achievement of a certain "funded debt to EBITDA" ratio.

The following table of material debt and lease commitments at January 31, 2003, summarizes the effect these obligations are expected to have on the Company's cash flow in future periods set forth below.

        Year Ending                       Debt              Operating              Total
        January 31,                   Obligations             Leases            Obligations
            2004                      $   159,902            $ 196,000          $   355,902
            2005                        3,160,305              144,000            3,304,305
            2006                          160,724              130,000              290,724
            2007                          186,162              110,000              296,162
            2008                          186,616               66,000              252,616
         Thereafter                     1,406,994              130,000            1,536,994
                                      -----------            ---------          -----------
                                      $ 5,260,703            $ 776,000          $ 6,036,703
                                      ===========            =========          ===========

Critical Accounting Policies
The consolidated financial statements and related notes contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Edison Control Corporation considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's financial position, results of operations and cash flows.

Revenue Recognition - The Company recognizes revenue, net of expected returns, upon shipment of products, which is when title passes to the customer, the price is fixed, the customer is obligated to pay and the Company has no remaining obligations.

Allowance for Doubtful Accounts -The Company's accounts receivable are reported net of bad debt reserves, which are regularly evaluated by management for adequacy. The evaluation includes and is not limited to a review of individual customer accounts that have balances beyond the agreed upon terms of the sale. Reserve values are assigned to individual accounts based on the Company's recent payment experience with the customer and knowledge of the customer's creditworthiness. In addition, a general reserve is established to cover the exposure presented by the remainder of account balances.

Excess and Obsolete Inventory - The Company's inventories are reported net of excess and obsolete reserves, which are maintained and evaluated on a regular basis by management. A reserve for excess inventory is calculated by an analysis of items with on-hand quantities in excess of historical usage over a reasonable time frame. Management identifies obsolete inventory on a regular basis and disposes of the quantities through sale to scrap dealers or commercial waste haulers. On rare occasions obsolete inventory may remain in the Company's inventory for a period of time and would be reserved for.

Warranties - The Company warrants its products sold to customers to be free from defects in material and workmanship. The warranty does not vary based on customer, product sold or any other factor. The company accrues for future warranty costs in the period in which the sale is recorded, and the estimated reserve is adjusted periodically based on recent actual experience.

Item 8.   Audited Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Edison Control Corporation:

We have audited the accompanying consolidated balance sheets of Edison Control Corporation and subsidiaries (the "Corporation") as of January 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edison Control Corporation and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".




Deloitte & Touche LLP
Milwaukee, Wisconsin
April 1, 2003

EDISON CONTROL CORPORATION

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------

ASSETS (Note 7)                                                             2003                2002

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                      $ 586,520           $ 472,352
  Trading securities (Note 1)                                                37,475              60,698
  Accounts receivable, less allowance for doubtful accounts of
    $264,000 and $218,000, respectively (Notes 1 and 10)                  4,249,057           4,660,141
  Inventories (Notes 1, 3 and 10)                                         7,122,512           7,250,891
  Prepaid expenses and other current assets                                 297,017             223,273
  Deferred  income taxes (Note 6)                                           260,000             200,000
                                                                       ------------        ------------
           Total current assets                                          12,552,581          12,867,355


DEFERRED INCOME TAXES (Note 6)                                              685,000             570,000

PROPERTY, PLANT AND EQUIPMENT  (Note 1):
  Cost:
    Land                                                                    302,902             302,902
    Buildings and improvements                                            3,710,491           3,669,118
    Machinery and equipment                                               7,292,214           6,758,735
    Construction in progress                                                 28,673              24,140
                                                                       ------------        ------------
                                                                         11,334,280          10,754,895
  Less - accumulated depreciation                                        (4,869,678)         (3,964,056)
                                                                       ------------        ------------
                                                                          6,464,602           6,790,839

GOODWILL (Note 1)                                                         8,130,000           8,130,000
                                                                       ------------        ------------


TOTAL                                                                  $ 27,832,183        $ 28,358,194
                                                                       ============        ============

------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                                2003               2002
CURRENT LIABILITIES:
  Trade accounts payable                                                        $ 1,001,981         $ 1,286,190
  Accrued compensation                                                              962,812           1,186,972
  Taxes other than income taxes                                                      16,325              69,639
  Other accrued expenses (Note 5)                                                   438,822             398,739
  Income taxes payable (Note 6)                                                      34,045              78,352
  Deferred compensation (Note 9)                                                                        666,752
  Current maturities on long-term debt (Note 7)                                     159,902             259,514
                                                                                -----------          ----------
           Total current liabilities                                              2,613,887           3,946,158


LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 7)                                  5,100,801           5,260,703
                                                                                -----------          ----------

           Total liabilities                                                      7,714,688           9,206,861



SHAREHOLDERS' EQUITY (Note 9):
  Preferred Stock, $.01 par value; 1,000,000 shares authorized, none issued
  Common Stock, $.01 par value; 20,000,000 shares authorized,
     2,390,223 and 2,365,223 shares issued, respectively                             23,902              23,652
  Additional paid-in capital                                                     11,363,219          10,444,217
  Retained earnings                                                              13,980,740          12,839,181
  Accumulated other comprehensive income (loss)                                      11,030            (237,446)
                                                                                -----------          ----------
                                                                                 25,378,891          23,069,604

  Less treasury stock at cost, 751,628 and
    559,753 shares, respectively (Note 1)                                        (5,261,396)         (3,918,271)
                                                                                -----------          ----------

           Total shareholders' equity                                            20,117,495          19,151,333
                                                                                -----------          ----------



TOTAL                                                                          $ 27,832,183        $ 28,358,194
                                                                               ============        ============

See notes to consolidated financial statements


EDISON CONTROL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------

                                                                Year Ended January 31,
                                                           --------------------------------------------------
                                                                  2003             2002             2001

  NET SALES (Note 1)                                          $ 27,390,816     $ 27,452,550     $ 26,070,682

  COST OF GOODS SOLD (Note 1)                                   17,799,952       17,275,311       16,390,713
                                                              ------------     ------------     ------------
  GROSS PROFIT                                                   9,590,864       10,177,239        9,679,969
  OTHER OPERATIING EXPENSES:
    Selling, engineering and administrative expenses             7,481,837        5,130,143        4,723,293
    Loss on sale of assets, net                                                                       88,537
    Amortization (Note 1)                                                           268,299          235,796
                                                              ------------     ------------     ------------
              Total other operating expenses                     7,481,837        5,398,442        5,047,626
                                                              ------------     ------------     ------------
  OPERATING INCOME                                               2,109,027        4,778,797        4,632,343
  OTHER EXPENSE (INCOME):
    Interest expense                                               200,382          207,637          533,780
    Realized losses (gains) on trading securities (Note 1)                          169,919          (57,911)
    Unrealized losses (gains) on trading securities (Note 1)        25,002          (46,346)         438,811
    Interest and miscellaneous income                                2,084          (19,401)         (50,075)
    Equity in earnings of affiliate (Notes 2 and 4)                                 (71,320)         (40,517)
                                                              ------------     ------------     ------------
              Total other expense                                  227,468          240,489          824,088
                                                              ------------     ------------     ------------
  INCOME FROM CONTINIUING OPERATIONS
       BEFORE INCOME TAXES                                       1,881,559        4,538,308        3,808,255
  PROVISION FOR INCOME TAXES (Note 6)                              740,000        1,820,000        1,500,000
                                                              ------------     ------------     ------------
  INCOME FROM CONTINUING OPERATIONS                              1,141,559        2,718,308        2,308,255
  DISCONTINUED OPERATIONS (Note 2):
      Loss from operations of discontinued Gilco division
            net of income tax credit of $60,000                                                      (92,698)
      Loss on disposal of Gilco division, net of income tax
            credit of $7,000                                                                         (12,379)
                                                              ------------     ------------     ------------
  NET INCOME                                                     1,141,559        2,718,308        2,203,178
  OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustments (Note 1)                248,476          (81,507)        (173,051)
                                                              ------------     ------------     ------------
  COMPREHENSIVE INCOME                                         $ 1,390,035      $ 2,636,801      $ 2,030,127
                                                              ============     ============     ============
  INCOME (LOSS) PER SHARE (Note 1):
  BASIC:
  Income from continuing operations                                 $ 0.66           $ 1.20           $ 0.98
  Loss from discontinued operations                                                                    (0.04)
                                                              ------------     ------------     ------------
  NET INCOME                                                        $ 0.66           $ 1.20           $ 0.94
                                                              ============     ============     ============
  DILUTED:
  Income from continuing operations                                 $ 0.52           $ 1.01           $ 0.80
  Loss from discontinued operations                                                                    (0.04)
                                                              ------------     ------------     ------------
  NET INCOME                                                        $ 0.52           $ 1.01           $ 0.76
                                                              ============     ============     ============

See notes to consolidated financial statements.

EDISON CONTROL CORPORATION

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2003, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------------------


                                                                                       Accumulated
                                   Common Stock         Additional                        Other
                             -------------------------    Paid-in        Retained     Comprehensive      Treasury
                                Shares      Amount        Capital        Earnings     Income (Loss)        Stock          Total

BALANCES,
  JANUARY 31, 2000             2,351,308    $23,513     $10,344,868    $ 7,917,695      $ 17,112         $            $ 18,303,188

  Foreign currency
       translation adjustment                                                           (173,051)                         (173,051)
  Net income                                                             2,203,178                                       2,203,178
                               ---------    -------     -----------    -----------      --------         ---------    ------------
BALANCES,
  JANUARY 31, 2001             2,351,308     23,513      10,344,868     10,120,873      (155,939)                       20,333,315

  Foreign currency
       translation adjustment                                                            (81,507)                          (81,507)
  Stock options
      exercised, net of shares
      exchanged and tax
      effect of $(17,600)         13,915        139          99,349                                                         99,488
  Stock purchases                                                                                       (3,918,271)     (3,918,271)
  Net income                                                             2,718,308                                       2,718,308
                               ---------    -------     -----------    -----------      --------         ---------    ------------
BALANCES,
  JANUARY 31, 2002             2,365,223    $23,652     $10,444,217    $12,839,181     $(237,446)     $ (3,918,271)   $ 19,151,333

  Foreign currency
       translation adjustment                                                            248,476                           248,476
  Reclassification of
       Deferred Compensation                                666,752                                                        666,752
  Stock options
      exercised                   25,000        250          87,250                                                         87,500
  Stock compensation                                        165,000                                                        165,000
  Stock purchases                                                                                       (1,343,125)     (1,343,125)
  Net income                                                             1,141,559                                       1,141,559
                               ---------    -------     -----------    -----------      --------         ---------    ------------
BALANCES,
  JANUARY 31, 2003             2,390,223    $23,902     $11,363,219    $13,980,740      $ 11,030      $ (5,261,396)   $ 20,117,495
                               =========    =======     ===========    ===========      ========      ============    ============

See notes to consolidated financial statements.


EDISON CONTROL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2003, 2002 and 2001
----------------------------------------------------------------------------------------------------



                                                                     Year Ended January 31,
                                                           -----------------------------------------
                                                                 2003          2002          2001
OPERATING ACTIVITIES:
  Net income                                                 $ 1,141,559   $ 2,718,308  $ 2,203,178
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of plant and equipment                          890,013       885,209      892,246
    Amortization                                                               268,299      235,796
    Provision for doubtful accounts                              129,213       109,693       50,306
    Noncash compensation expense on stock options                165,000
    Realized loss (gain) on trading securities sales                           169,919      (57,911)
    Unrealized loss (gain) on trading securities                  25,002       (46,346)     438,811
    Purchases of trading securities                               (1,779)                   (80,783)
    Proceeds from the sales of trading securities                              236,526      684,736
    Loss on sale of assets                                        20,160        36,015      115,749
    Loss on sale of Gilco division                                                           19,379
    Equity in earnings of affiliate                                            (71,320)     (40,517)
    Changes in assets and liabilities, net of effect of
      business acquisition and disposition:
      Accounts receivable                                        320,540      (153,397)    (793,126)
      Receivable from affiliate                                                 49,285      (75,051)
      Inventories                                                290,030        45,050      (81,059)
      Prepaid expenses and other current assets                  (71,825)      107,243      (68,968)
      Prepaid pension                                                                        25,193
      Trade accounts payable                                    (295,758)       78,939       71,157
      Accrued compensation                                      (226,083)      178,215      194,534
      Taxes other than income taxes                              (41,721)       10,481       (1,037)
      Other accrued expenses                                      26,522       (52,891)    (200,951)
      Income taxes payable                                       (45,711)       56,725     (211,499)
      Deferred income taxes                                     (175,000)        5,000      (80,000)
                                                               ---------     ---------    ---------

           Net cash provided by operating activities           2,150,162     4,630,953    3,240,183
                                                               ---------     ---------    ---------
INVESTING ACTIVITIES:
  Additions to plant and equipment                              (569,977)     (233,602)    (478,872)
  Maturity of certificate of deposit                                            95,000
  Payments received on notes receivable                                        164,155
  Proceeds from purchase of South Houston Hose,
     net of cash acquired                                                       21,714
  Proceeds from sale of Gilco division                                                      400,000
  Advances to  affiliate                                                       (55,905)      (6,294)
  Proceeds from sale of assets                                                  26,608       23,199
                                                               ---------     ---------    ---------

           Net cash (used in) provided by investing activities  (569,977)       17,970      (61,967)
                                                               ---------     ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     3,200,000     4,000,000    3,200,000
  Payments on long-term debt                                  (3,459,514)   (4,559,141)  (6,583,784)
  Purchase of treasury stock                                  (1,343,125)   (3,918,271)
  Stock options exercised                                         87,500        30,000
                                                               ---------     ---------    ---------

           Net cash used in financing activities              (1,515,139)   (4,447,412)  (3,383,784)
                                                               ---------     ---------    ---------

                                                                                       (Continued)

EDISON CONTROL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------



                                                                       Year Ended January 31,
                                                        -----------------------------------------------------
                                                                  2003             2002              2001

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $  49,122        $ (34,496)        $  (28,681)
                                                               ---------        ---------         ----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               114,168          167,015           (234,249)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              472,352          305,337            539,586
                                                               ---------        ---------         ----------


CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                  $ 586,520        $ 472,352         $  305,337
                                                               =========        =========         ==========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                                  $ 209,556      $   218,619        $  539,290
      Income taxes, net of refunds                              $ 974,791      $ 1,714,741        $1,726,327

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
    Note payable for purchase of South Houston Hose                            $  500,000
    Note receivable from sale of Gilco division                                                   $  164,155
    Acquistion:
      Fair value of assets acquired, net of cash                               $1,528,646
      Liabilities assumed                                                        (898,217)
      Equity investment at date of acquisition                                   (652,143)
                                                                               ----------
           Net cash (received)                                                 $  (21,714)
                                                                               ==========

See notes to consolidated financial statements


EDISON CONTROL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, all of which are wholly owned (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's principal market is in North America with limited sales activity in Europe, South America, the Middle East and Asia.

Cash Equivalents - The Company considers all temporary investments with maturities of three months or less when acquired to be cash equivalents.

Trading Securities - Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in income. The cost of securities sold is based on the first-in, first-out method.

Accounts Receivable - Accounts receivable are stated net of an allowance for doubtful accounts. Inventories - Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Property, Plant and Equipment
- Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs, which do not significantly improve the related asset or extend its useful life, are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of buildings and improvements range from 7 to 40 years and of machinery and equipment from 2 to 12 years. Depreciation claimed for income tax purposes is computed by accelerated methods. Goodwill - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and was previously amortized on a straight-line basis over 40 years. The Company assesses the carrying value of goodwill at each balance sheet date. All goodwill is attributed to ConForms.

Long-Lived Assets - Consistent with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets, and for Long-Lived Assets to be Disposed of". The Company asseses the impairment of long-lived assets based on the comparison of the estimated future nondiscounted cash flows anticipated to be generated during the remaining amortization period of the long-lived assets to the net carrying value of long-lived assets. The Company recognizes diminution in value of long-lived assets, if any, on a current basis based on the excess of carrying amounts over fair value.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Management believes the carrying value of investments is a reasonable estimate of their fair value as their carrying value represents market value. The carrying value of the Company's long-term debt approximates fair value due to its variable interest rates. All other financial instruments are considered to approximate fair value due to their short-term nature.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Income and expense accounts are translated into United States dollars at average exchange rates for the periods and capital accounts have been translated using historical rates. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss). Foreign currency translation gains or losses are the only components of other comprehensive income for all years presented.

Revenue Recognition - The Company recognizes revenue, net of expected returns, upon shipment of products, which is when title passes to the customer, the price is fixed, the customer is obligated to pay and the Company has no remaining obligations.

Research and Development - Amounts expended for research and development for the years ended January 31, 2003, 2002 and 2001 totaled approximately $214,000, $207,000 and $215,000, respectively, and are expensed as incurred.

Advertising Costs - Amounts expended for advertising for the years ended January 31, 2003, 2002 and 2001 totaled approximately $117,000, $93,000, and $63,000, respectively, and are expensed as incurred.

Stock Compensation Expense - The Company records stock compensation expense in accordance with Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

Treasury Stock - The Company uses the cost method to account for treasury stock. Shipping and Handling Costs - Amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as costs of goods sold.

Derivatives and Financial Instruments - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, was adopted on February 1, 2001. The adoption of this statement had no impact on the consolidated financial statements.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria in the Standard. This standard is applicable to all business combinations initiated after June 30, 2001 and accordingly, the Company adopted this standard with the acquisition of South Houston Hose Company, Inc. ("South Houston Hose") and for all future business combinations. SFAS No. 142 is effective for the Company beginning February 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Accordingly, the Company discontinued amortization of goodwill effective February 1, 2002. All goodwill is attributed to Conforms. The Company completed the transitional impairment test during the quarter ended July 31, 2002 and determined that no impairment of goodwill exists.




A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                 January 31,
                                 ---------------------------------------------
                                    2003             2002             2001
Reported net income              $ 1,141,559     $ 2,718,308      $ 2,203,178

Add goodwill amortization                  -         225,801          232,258
                                 -----------     -----------      -----------

Adjusted net income              $ 1,141,559     $ 2,944,109      $ 2,435,436
                                 ===========     ===========      ===========

Net income per share-Basic:
Reported net income                   $ 0.66          $ 1.20           $ 0.94
Add goodwill amortization                  -            0.10             0.10
                                 -----------     -----------      -----------
Adjusted net income                   $ 0.66          $ 1.30           $ 1.04
                                 ===========     ===========      ===========

Net income per share-Diluted:
Reported net income                   $ 0.52          $ 1.01           $ 0.76
Add goodwill amortization                  -            0.08             0.08
                                 -----------     -----------      -----------
Adjusted net income                   $ 0.52          $ 1.09           $ 0.84
                                 ===========     ===========      ===========




In June 2002 the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption allowed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS No. 123. The Company will adopt only the disclosure portion of SFAS No. 148. Thus, such statement will not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosure regarding the Company's product warranty liability (see Note
11). Adoption of FIN No. 45 is not expected to have an impact on the Company's consolidated financial statements.

The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements") in January 2003, which becomes effective for the Company on August 1, 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a VIE to determine whether it provides financial support to the VIE through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Adoption of FIN No. 46 is not expected to have an impact on the Company's consolidated financial statements.

Income From Continuing Operations Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations are summarized as follows:

                                                                 Year Ended January 31,
                                                   -------------------------------------------------
                                                           2003            2002            2001
 Basic:
    Income from continuing operations (numerator)       $ 1,141,559     $ 2,718,308     $ 2,308,225
    Weighted average shares outstanding (denominator)     1,726,691       2,270,019       2,351,308
    Income from continuing operations per share - basic $      0.66     $      1.20     $      0.98
 Diluted:
    Income from continuing operations (numerator)       $ 1,141,559     $ 2,718,308     $ 2,308,255
    Weighted average shares outstanding                   1,726,691       2,270,019       2,351,308
    Effect of dilutive securities:
          Stock options                                     113,098          91,360         160,691
          Stock warrants                                    377,246         339,056         384,600
                                                        -----------     -----------     -----------
    Weighted average shares outstanding (denominator)     2,217,035       2,700,435       2,896,599

    Income from continuing operations per share - diluted    $ 0.52          $ 1.01          $ 0.80


2.       ACQUISITIONS AND DISPOSITIONS

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

Accordingly, the results of operations have been included since the date of acquisition. The purchase price was allocated as follows:

Cash on hand                                                  $ 321,714
Receivables                                                     392,187
Inventory                                                       787,021
Other assets                                                     69,915
Property, plant and equipment                                   149,523
Goodwill                                                        130,000
Liabilities assumed                                            (398,217)
Less exisiting investment in South Houston Hose                (652,143)
                                                              ---------
                                                              $ 800,000
                                                              =========

The following unaudited pro-forma results of operations give effect to the acquisition as if it had occurred at the beginning of the fiscal year for each of the periods presented:

                                               Year Ended January 31,
                                           -----------------------------
                                                2002             2001

Net sales                                  $ 29,584,049     $ 28,321,683

Net income                                    2,809,738        2,249,474

Net income per share, diluted              $       1.04     $       0.78


The unaudited pro-forma information is not necessarily indicative of either results of operations that would have occurred had the purchase been made at the beginning of each fiscal year or of future results of operations of the combined companies.

In September 2000, the Company sold the inventory, tooling and intangible assets of its Gilco division to a third party for $400,000 cash and a non-interest bearing note receivable for $164,155, which was paid in the first quarter of fiscal 2001. Gilco had supplied portable concrete and mortar/plaster mixers to various customers. The sale resulted in a loss of $12,379, net of income tax benefit.

The results of operations of the Gilco division have been presented as discontinued operations. Accordingly, previously reported statements of income and comprehensive income information have been restated to reflect this presentation. Net sales of the Gilco division for the year ended January 31, 2001 were $1,272,461.


3.    INVENTORIES

Inventories consisted of the following:

                                                                                January 31,
                                                               --------------------------------------------
                                                                        2003                   2002
Raw materials                                                      $ 3,639,169            $ 3,713,552
Work-in-process                                                      1,391,795              1,412,263
Finished goods                                                       2,206,548              2,148,076
                                                                   -----------            -----------
                                                                     7,237,512              7,273,891

Less - reserve to reduce carrying value to LIFO cost                  (115,000)               (23,000)
                                                                   -----------            -----------

Net inventories                                                    $ 7,122,512            $ 7,250,891
                                                                   ===========            ===========

4.    INVESTMENT IN AND ADVANCES TO AFFILIATE

Prior to its November 1, 2001 acquisition, the Company owned 50% of the outstanding common stock of South Houston Hose, and accounted for the investment by the equity method (see note 2). The Company had sales of approximately $852,000 and $878,000 to the affiliate for the nine months ended October 31, 2001, and the year ended January 31, 2001, respectively. Summary unaudited financial information for this affiliate as of October 31, 2001 and January 31, 2001 and for the nine-month period and year then ended is as follows:

                                     October 31,        January 31,
                                        2001                2001

Current assets                      $ 1,570,834        $ 1,477,106
Noncurrent assets                        73,732             81,733
Current liabilities                     368,217            425,959
Shareholders' equity                  1,276,349          1,132,880
Net sales                             2,983,107          3,129,211
Net income                              143,469             82,139



5.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                  January 31,
                                       ------------------------------------
                                             2003              2002

Group insurance benefits                  $ 140,000         $ 130,000
Warranty (Note 11)                           65,000           120,000
Legal and professional                      169,985            56,235
Interest                                     11,359            20,533
Selling commissions and rebates              25,946            34,484
Other                                        26,532            37,487
                                          ---------         ---------

Total                                     $ 438,822         $ 398,739
                                          =========         =========



6.    INCOME TAXES

Deferred income taxes are provided on temporary differences relating to reporting expenses in different periods for financial statement and income tax purposes and differences in bases of assets and liabilities. Such differences relate primarily to unrealized gain (losses) on investments, depreciation expense, inventory costs, bad debt expense, warranty costs, insurance and compensation.

The provision for income taxes from continuing operations is as follows:

                                            Year Ended January 31,
                               -----------------------------------------------
                                 2003               2002               2001

Currently payable:
  Federal                      $ 785,000         $1,510,000         $1,360,000
  State                          130,000            275,000            220,000
                               ---------         ----------         ----------
                                 915,000          1,785,000          1,580,000
Deferred (credit):
  Federal                       (155,000)            35,000            (70,000)
  State                          (20,000)                              (10,000)
                               ---------         ----------         ----------
                                (175,000)            35,000            (80,000)
                               ---------         ----------         ----------

Total                          $ 740,000         $1,820,000         $1,500,000
                               =========         ==========         ==========






Temporary differences, which gave rise to the deferred tax assets (liabilities), included the following items at January 31, 2003 and 2002:



Deferred tax assets:
Compensation and other employee benefits          $ 168,000          $ 264,000
Unrealized losses                                   350,000            339,000
Deferred financing                                1,053,000          1,150,000
Other items                                          27,000             48,000
Bad debt reserve                                    210,000            192,000
Vacation pay                                         83,000             72,000
                                                 ----------         ----------
                                                  1,891,000          2,065,000
                                                 ----------         ----------
Deferred tax liabilities:
Inventory items                                    (544,000)          (677,000)
Other items                                        (165,000)          (388,000)
Fixed assets                                       (237,000)          (230,000)
                                                 ----------         ----------
                                                   (946,000)        (1,295,000)
                                                 ----------         ----------

Net deferred tax asset                           $  945,000          $ 770,000
                                                 ==========         ==========


The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                                Year Ended January 31,
                                                -------------------------------------------------
                                                     2003             2002            2001

Statutory tax rate                                   34.0%           34.0%            34.0%
State taxes, net of federal tax benefit               3.8             4.0              4.0
Goodwill amortization                                  -              1.7              2.1
Other, net                                           1.5              0.4             (0.7)
                                                     ----            -----            -----

Effective tax rate                                   39.3%           40.1%            39.4%
                                                     =====           =====            =====


7.    LONG-TERM DEBT

Long-term debt consisted of the following at January 31, 2003 and 2002:


                                                 2003               2002

Industrial revenue bonds                     $ 2,200,000         $ 2,350,000

Revolving loan fund term loan                     60,703              70,217

Bank revolving credit loan                     3,000,000           2,600,000

Note payable                                                         500,000
                                             -----------         -----------

Total debt                                     5,260,703           5,520,217

Less current portion                            (159,902)           (259,514)
                                             -----------         -----------

Total long-term debt                         $ 5,100,801         $ 5,260,703
                                             ===========         ===========


The Industrial Revenue Bonds ("IRB") were issued to finance construction of a new production facility in Port Washington, Wisconsin. A total of $3,000,000 was issued for the facility and is due in annual principal installments of $150,000 from February 2003 through February 2005, and $175,000 from February 2006 through February 2015. Interest is based on a weekly floating rate determined by the market for IRB loans. The interest rate at January 31, 2003 was 1.45%.

The Revolving Loan Fund (RLF) term loan was a loan issued by the City of Port Washington to finance the purchase of real estate for the construction of an addition at the Company's Port Washington facility. A total of $100,000 was issued for the facility and is due in monthly installments of $1,012 through September 4, 2008 with interest at 4.0%.

The amended master credit agreement, which expires April 30, 2004, allows for revolving credit borrowings not to exceed $6,000,000. Borrowings, which are based on qualified accounts receivable and inventory, bear interest at either the prime rate or the LIBOR rate plus 1.50% at the Company's election. The interest rate at January 31, 2003 was 2.8525%. The Company had $3,000,000 available under the agreement at January 31, 2003.

The terms under the amended master credit agreement, among other provisions, require the Company to maintain a minimum current ratio, tangible net worth, and debt service ratio, and restricts the Company to a maximum funded debt to EBITDA (as defined) ratio. The tangible net worth requirement at January 31, 2003 was $10,476,263. The Company was not in compliance with certain non-financial covenants for fiscal 2002, but has obtained waivers for such non-compliance. The Company was in compliance with all financial covenants at and for the year ended January 31, 2003. Substantially all of the Company's assets are collateralized under the above debt agreement. The LIBOR spread may be reduced or increased annually based on the achievement of a certain "funded debt to EBITDA" ratio.

The note payable was issued to finance the purchase of the remaining 50% of South Houston Hose on November 1, 2001. The balance was paid in full during the year ended January 31, 2003.

Annual principal payments for the next five years on long-term debt are as follows:

   Year Ending                         RLF            Revolving
   January 31,        IRB           Term Loan        Credit Loan         Total

      2004       $  150,000         $  9,902        $                $  159,902
      2005          150,000           10,305          3,000,000       3,160,305
      2006          150,000           10,724                            160,724
      2007          175,000           11,162                            186,162
      2008          175,000           11,616                            186,616
    Thereafter    1,400,000            6,994                          1,406,994
                 ----------         --------        -----------      ----------
                 $2,200,000         $ 60,703        $ 3,000,000      $5,260,703
                 ==========         ========        ===========      ==========


8.    EMPLOYEE RETIREMENT PLANS

The Company has a retirement savings and thrift plan (401(k) plan) covering substantially all of its employees. Under the 401(k) plan, the Company contributes amounts based on employee contributions. Amounts charged to income related to the 401(k) plan for the years ended January 31, 2003, 2002 and 2001 were $151,599, $104,015 and $98,088, respectively.

The Company had a noncontributory defined benefit pension plan (the "Plan") covering substantially all full-time employees. The Plan provided for benefits based on years of service and compensation. In December 2000, the Company amended the Plan. The amendment specifically ceased accrual of benefits as of December 31, 2000 and terminated the Plan effective February 28, 2001. In February 2001, the Board of Directors authorized the allocation of excess plan assets to the participants. In December 2001, all plan assets were distributed to the participants. Net periodic pension expense was $25,193, including a curtailment gain of $127,063 for the year ended January 31, 2001.

9.    EMPLOYEE STOCK OPTION PLANS

In February 1995, the Board of Directors authorized and on October 17, 1995, the shareholders approved a grant to the Company's former President and Chief Executive Officer of a ten-year option to purchase up to 200,000 shares of common stock pursuant to the Company's 1986 Option Plan at an exercise price of $4.00 per share. In May 1997, a five-year non-qualified option for 25,000 shares was granted to a member of the Board of Directors at an exercise price of $3.50 per share. In October 1997, a five-year non-qualified option for 25,000 shares was granted to a member of the Board of Directors at an exercise price of $3.50 per share. All of these options are fully vested.

In May 2002, the Company repurchased 25,000 common shares for $7.00 each pursuant to a stock option exercise by a member of the Board of Directors for the options granted in May 1997. As a result, the Company recorded compensation expense of $87,500 during the quarter ended July 31, 2002.

In August 2002 the Company paid the equivalent of $7.00 per share (less the exercise price of the options) to the former President in return for the cancellation of options to purchase 200,000 shares. As a result, $600,000 of compensation expense was recorded during the quarter ended October 31, 2003.

In October 2002, the Company extended the term of the option agreement granted to a member of the Board of Directors from five years to seven years. As a result of this extension, the Company recorded compensation expense of $77,500 during the quarter ended October 31, 2002.

In connection with the issuance of certain subordinated debt in 1996, the principal shareholder of the Company provided collateral to a bank to support a guaranty of repayment by the Company of the principal and interest on the loan. The arrangement was made to reduce the cost of borrowed funds from that which would have been otherwise obtainable by the Company from unaffiliated "mezzanine" lenders. In consideration of his providing such collateral, the Company issued a ten-year warrant to purchase 500,000 shares of Common Stock exercisable at a price of $1.60 per share. At the time the transaction was negotiated, Common Stock was quoted at approximately $4.00 per share. On the date the ConForms acquisition was consummated, which was the grant date, the closing sale price for the Common Stock in the over-the-counter market was $7.50 per share. The difference between the warrant price and the fair market value at the grant date was amortized over the three-year term of the subordinated debt.

In connection with the ConForms acquisition on June 21, 1996, the Company granted ten-year nonqualified options to purchase an aggregate of 167,611 shares of Common Stock exercisable at $3.00 per share to key personnel. Such options vested fully on the first anniversary of the closing of the acquisition. On the date of the grant of the options, the closing sale price for the Common Stock was $7.50 per share. The difference between the option price and the fair market value at the time of option grant was amortized over the option's one-year vesting period and was recorded as deferred compensation. These amounts were reclassified to additional paid-in capital at January 31, 2003. On February 15, 2001, 19,444 of these options were exercised.

In January 2003 the Company paid the equivalent of $7.00 per share (less the exercise price of the options) to the Company's' former Chief Financial Officer, in return for the cancellation of options to purchase 48,611 shares. As a result, $194,444 of compensation expense was recorded during the quarter ended January 31, 2003.

In January 1999, the Board of Directors authorized and on June 8, 1999, the shareholders approved the Edison Control Corporation 1999 Equity Incentive Plan (the "Plan"). The Plan provides that up to a total of 200,000 shares of Common Stock will be available for the granting of stock options, stock appreciation rights, restricted stock or performance shares. No awards were granted under this Plan as of January 31, 2003.

The Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation," but continues to apply APB Opinion No. 25 and related interpretations in accounting for all of its plans. Expense was $959,444, $0, and $0 for fiscal years ended 2002, 2001 and 2000, respectively. If the Company had elected to recognize costs for the options/warrants issued after December 15, 1994 in accordance with SFAS No. 123, net income and net income per share would have changed to the pro forma amounts as follows:

                                                              Year Ended January 31,
                                              -------------------------------------------------
                                                       2003            2002            2001
Net income, reported                               $ 1,141,559     $ 2,718,308     $ 2,203,178
    Add: APB No. 25 expense (net of tax)               575,666               -               -
    Less: SFAS No. 123 expense (net of tax)             15,000               -               -
                                              -------------------------------------------------
Net income, pro forma                              $ 1,702,225     $ 2,718,308     $ 2,203,178
                                              -------------------------------------------------

EPS - basic:
    reported                                              0.66            1.20            0.94
    pro forma                                             0.99            1.20            0.94

EPS - diluted:
    reported                                              0.52            1.01            0.76
    pro forma                                             0.77            1.01            0.76


Stock option/warrant activity is summarized as follows:

                                                   Weighted                        Weighted
                                    Year Ended     Average           Year Ended     Average
                                    January 31,    Exercise         January 31,    Exercise
                                       2003         Price               2002         Price
Options/warrant outstanding,
  beginning of year                  898,167       $ 2.47             917,611       $ 2.48
Options/warrant exercised            (25,000)        3.50             (19,444)        3.00
Options/warrant terminated          (248,611)        3.80                   -            -
                                  ----------       ------          -------------    ------
Options/warrant outstanding,
  end of year                        624,556       $ 1.90             898,167       $ 2.47
                                  ==========       ======          =============    ======

Options/warrant exercisable,
  end of year                        624,556       $ 1.90             898,167       $ 2.47
                                  ==========       ======          =============    ======

Price range per share          $1.60 - $3.50                      $1.60 - $4.00
                               =============                      ==============


                                                  Weighted
                                    Year Ended     Average
                                    January 31,   Exercise
                                      2001         Price
Options/warrant outstanding,
  beginning of year                 917,611       $ 2.48
Options/warrant exercised                 -            -
Options/warrant expired                   -            -
                                -----------       ------
                                          -            -
Options/warrant outstanding,
  end of year                       917,611       $ 2.48
                                ===========       ======

Options/warrant exercisable,
  end of year                       917,611       $ 2.48
                                ===========       ======

Price range per share         $1.60 - $4.00
                              =============




The weighted average remaining contractual life of stock options and warrants outstanding at January 31, 2003 is 3.4 years.

No options or warrants were granted during the years ended January 31, 2003, 2002 and 2001.


10.   VALUATION ACCOUNTS

Activity related to valuation accounts for the years ended January 31, 2003, 2002 and 2001 is as follows:

                                                          Additions      Deductions for
                                                          charged to       bad debts
                                            Balance,     (deductions     written off or     Balance,
                                           Beginning     from) costs       inventory         End of
      Valuation Accounts                    of Year      and expenses      disposed of        Year
Allowance for doubtful
accounts:                       01/31/03    $ 218,000    $ 129,213        $ (83,213)       $ 264,000
                                01/31/02      169,000      109,693          (60,693)         218,000
                                01/31/01      227,000       50,306         (108,306)         169,000

Excess and obsolete             01/31/03:   $ 353,000    $ 270,816        $ (28,816)       $ 595,000
inventory reserve               01/31/02      312,000       43,457           (2,457)         353,000
                                01/31/01      608,000      (67,617)        (228,383)         312,000


The allowance for doubtful accounts is determined by specific analysis of all accounts over sixty days past due and the application of a historical percentage to the remaining receivable balance. The excess and obsolete inventory reserve is determined by specific analysis of all inventory items with quantities in excess of eighteen-months supply and items that become obsolete because of product design changes.




11.   COMMITMENTS  AND CONTINGENCIES

The Company has various warehouse and auto leases expiring at various dates through July 2010. Future minimum lease payments required under these noncancelable operating lease agreements are approximately as follows:


        Year Ending
        January 31,
            2004                                         $ 196,000
            2005                                           144,000
            2006                                           130,000
            2007                                           110,000
            2008                                            66,000
         Thereafter                                        130,000
                                                         ---------
                                    Total                $ 776,000
                                                         =========


Total rent expense for the years ended January 31, 2003, 2002 and 2001 was approximately $235,000, $180,000 and $203,000, respectively.

The Company provides warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. The Company calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of the Company's product warranty reserve for the years ended January 31, 2003, 2002 and 2001:

                                                        Year Ended January 31,
                                              -----------------------------------------------
                                                2003               2002               2001
Warranty Reserve:
Beginning of Year Balance                     $ 120,000          $ 165,000          $ 173,000
Additions                                        35,547             73,444             70,197
Usage                                           (90,547)          (118,444)           (78,197)
                                              ---------          ---------          ---------
End of Year Balance                           $  65,000          $ 120,000          $ 165,000
                                              =========          =========          =========


The Company is involved in various legal proceedings, which have arisen in the normal course of business. Reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a materially adverse effect on the Company's consolidated financial statements.

12.   RELATED PARTY TRANSACTIONS

The Company had a note payable to an employee at January 31, 2002, which was used to finance the purchase of the remaining 50% of South Houston Hose on November 1, 2001. The balance was paid in full during the year ended January 31, 2003. The Company recognized interest expense of $14,583 and $8,750 for the years ended January 31, 2003 and 2002 respectively.

13.   FOREIGN OPERATIONS

Foreign operations are based on the location of the Company's facilities. Foreign operations information for the year ended January 31, 2003 follows:

                                                   United          United
                                                   States         Kingdom        Malaysia         Total

Net sales to unaffiliated customers               $ 25,163,237    $ 1,584,007      $ 643,572     $ 27,390,816
Operating income                                     2,060,008         31,569         17,450        2,109,027
Identifiable assets                                 25,573,271      1,551,903        707,009       27,832,183
Depreciation and amortization                          842,721         34,207         13,085          890,013
Capital expenditures                                   552,214         12,901          4,862          569,977


Foreign operations information for the year ended January 31, 2002 follows:

                                                   United          United
                                                   States         Kingdom        Malaysia         Total

Net sales to unaffiliated customers               $ 25,383,157    $ 1,491,270      $ 578,123     $ 27,452,550
Operating income                                     4,734,458         26,975         17,364        4,778,797
Identifiable assets                                 26,138,456      1,459,948        759,790       28,358,194
Depreciation and amortization                        1,100,737         36,453         16,318        1,153,508
Capital expenditures                                   229,524              -          4,078          233,602

Foreign operations information for the year ended January 31, 2001 follows:


                                                   United          United
                                                   States         Kingdom        Malaysia         Total

Net sales to unaffiliated customers               $ 23,806,287    $ 1,492,030      $ 772,365     $ 26,070,682
Operating income (loss)                              4,687,752        (90,516)        35,107        4,632,343
Identifiable assets                                 27,046,303      1,396,069        739,861       29,182,233
Depreciation and amortization                        1,059,863         52,448         15,731        1,128,042
Capital expenditures                                   450,762         25,298          2,812          478,872



14.  SEGMENT INFORMATION

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segment's operations and their accounting policies are contained in Note 1. Segment information follows:

                                                                           South          Edison
                                                           Ultra          Houston         Holding
                                          ConForms          Tech         Hose (2)         Company          Total
Year ended January 31, 2003
---------------------------
Net sales to unaffiliated customers      $ 21,225,901   $ 3,723,332    $ 2,441,583     $        -      $ 27,390,816
Operating income (loss)  (1)                3,854,958       413,041       (221,058)    (1,937,914)        2,109,027
Identifiable assets                        21,984,116     4,588,655      1,027,233        232,179        27,832,183
Goodwill, net                               8,130,000             -              -              -         8,130,000
Depreciation and amortization                 600,065       271,948         18,000              -           890,013
Capital expenditures                          211,985       346,331         11,661              -           569,977

Year ended January 31, 2002
---------------------------
Net sales to unaffiliated customers      $ 22,448,550   $ 4,457,806    $   546,194     $        -      $ 27,452,550
Operating income (loss)  (1)                4,687,957       550,406        (50,250)      (409,316)        4,778,797
Identifiable assets                        22,875,033     4,080,110      1,207,581        195,470        28,358,194
Goodwill, net                               8,130,000             -              -              -         8,130,000
Depreciation and amortization                 781,752       357,506         14,250              -         1,153,508
Capital expenditures                          199,579        13,774         20,249              -           233,602

Year ended January 31, 2001
---------------------------
Net sales to unaffiliated customers      $ 22,753,684   $ 3,316,998    $         -     $        -      $ 26,070,682
Operating income (loss)  (1)                4,896,239       305,564              -       (569,460)        4,632,343
Identifiable assets                        22,629,681     5,156,883              -      1,395,669        29,182,233
Goodwill, net                               8,225,801                            -              -         8,225,801
Depreciation and amortization                 773,971       322,731              -         31,340         1,128,042
Capital expenditures                          469,038         9,834              -              -           478,872


(1) ConForms segment includes goodwill amortization expense of $0, $225,801 and $232,258 for the years ended January 31, 2003, 2002 and 2001, respectively.

(2) On November 1, 2001 the Company purchased the remaining 50% of South Houston Hose, (Note 2). Effective February 1, 2003, the Company segregated the Industrial Hose component of South Houston Hose and began reporting the operating results as a separate reportable segment. Accordingly, the operating results of South Houston Hose for the 3 month period ended January 31, 2002 was reclassified out of the ConForms segment to reflect this change.

15.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for the year ended January 31, 2003 follows:

                                           1st              2nd              3rd              4th
                                         Quarter        Quarter (1)      Quarter (1)      Quarter (1)         Total
                                         -------        -----------      -----------      -----------         -----

Net sales                              $6,855,369       $7,277,594       $7,289,910       $5,967,943      $27,390,816
Gross profit                            2,430,822        2,616,973        2,549,674        1,993,395        9,590,864
Net income                                577,814          516,574          105,468          (58,297)       1,141,559
Net income per share - diluted               0.25             0.23             0.05            (0.01)            0.52

    (1)  Stock compensation and severance expense of $87,500, $877,500 and $415,000 was recorded in the 2nd, 3rd and
         4th quarters, respectively.


                                          1st               2nd              3rd               4th
                                      Quarter (1)       Quarter (1)      Quarter (1)     Quarter (1)(2)        Total
                                      -----------       -----------      -----------     --------------        -----

Net sales                             $6,693,359        $7,097,924       $6,882,955       $ 6,778,312      $27,452,550
Gross profit                           2,632,299         2,527,392        2,611,392         2,406,156       10,177,239
Net income                               697,653           719,520          823,946           477,189        2,718,308
Net income per share - diluted              0.25              0.26             0.30              0.20             1.01

Quarterly financial information for the year ended January 31, 2002 follows:


    (1) Fiscal 2001 includes goodwill amortization of $58,064, $58,064, $58,064 and $51,609 in the 1st, 2nd, 3rd and 4th quarters, respectively. All goodwill expense was attributed to the ConForms division.
    (2) Results include the acquisition of South Houston Hose on November 1, 2001 (see note 2).

16.      SUBSEQUENT EVENT

On April 1, 2003, the Company filed a Form 8-K disclosing that its Board of Directors approved a proposal from its majority shareholder and Chairman of the Board and its Chief Executive Officer to acquire all shares of the Company not currently owned by them in a going-private transaction. Such transaction is to be structured as a one-for-66,666 reverse stock split in which shareholders owning less than one share as a result of the reverse stock split will receive cash in an amount equal to $7.00 per pre-split share in lieu of receiving fractional shares. The Chairman and Chief Executive Officer together currently beneficially own 71% of the Company's common shares. In conjunction with the reverse stock split, the Company intends to enter into individual option cancellation agreements with each person holding options to acquire the Company's common stock (with the exception of the Chief Executive Officer, whose options will remain outstanding). It is anticipated that as a result of these transactions, the Chairman and Chief Executive Officer will remain as the only two shareholders of the Company. The terms and conditions of the reverse stock split and the cash consideration to be received by the Company's minority shareholders were unanimously approved by the Board of Directors (with the Chairman and Chief Executive Officer abstaining), based on the recommendation of a Special Committee composed entirely of disinterested directors.

The estimated total cost to cash-out fractional shares and options to acquire shares is expected to be approximately $3.5 million, excluding transaction costs. To fund the transaction, the Company has received a commitment, subject to customary limitations, for a $5 million five-year term loan secured by assets of the Company.

Item  9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.

Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

At March 31, 2003, the names and ages of all executive officers and directors of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons. All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

                                                                                First
         Name                                        Office                     Elected  Age
         ----                                        ------                     -------  ---

William B. Finneran                 Chairman of the Board and Director          1991      62

Alan J. Kastelic                    President and Chief Executive Officer of
                                    Edison Control Corporation and Director     1996      59

Gregory L. Skaar                    Chief Financial Officer                     2003      40

Robert L. Cooney                    Director                                    1997      69

William C. Scott                    Director                                    1997      68


William B. Finneran is a Managing Director of Wachovia Securities, an investment-banking firm. Prior to joining Wachovia in 1999, Mr. Finneran was a Managing Director at CIBC Oppenheimer Corp., an investment-banking firm, and had been employed with Oppenheimer since 1972. Mr. Finneran is a Director of National Planning Association, a non-profit advisory board. He serves on the Board of Villanova University and is a former Board Member of Covenant House and Operation Smile, non-profit charitable institutions. Mr. Finneran also currently serves on the Executive Committee of the New York Archdiocesan Patrons Program.

Alan J. Kastelic was appointed President and Chief Executive Officer of Edison Control Corporation in June 1998 and President and Chief Executive Officer of Construction Forms in June 1996 when the Company acquired Construction Forms, Inc. Mr. Kastelic had previously been Executive Vice President and Chief Operating Officer of Construction Forms, which he joined in 1977. Prior to joining Construction Forms, Mr. Kastelic was Manufacturing Manager at Badger Dynamics and Chief Cost Accountant, Material Control Manager and Manager of Manufacturing at the PCM division of Koehring Corporation.

Gregory L. Skaar was appointed Chief Financial Officer on February 20, 2003. Mr. Skaar is the Chief Financial Officer of Construction Forms. He has served as Edison's Corporate Controller since 1997. From 1991 to 1997, Mr. Skaar was with the Cooper Power Systems Division of Cooper Industries where he served as a Product Line Controller. From 1985 to 1991 he was employed by the international accounting firm of Deloitte & Touche LLP.

Robert L. Cooney has worked as a business and financial consultant since February 1997. Mr. Cooney was a Managing Director-Equity Capital Markets at Credit Suisse First Boston from 1977 to January 1997. Mr. Cooney also serves as a director of Equity One, Inc., a NYSE-listed real estate investment trust located in Miami, Florida.

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

Item 11. Executive Compensation

                             EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------
The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the other named executive officers who earned in excess of $100,000 in fiscal 2002, as well as the total compensation paid to each named executive officer for the Company's two previous fiscal years:


Name and                                                     Other Annual          All Other
Position                 Year       Salary($)    Bonus($)   Compensation($)     Compensation($)       Principal
--------                 ----       ---------    --------   ---------------     ---------------       ---------

Alan J. Kastelic         2002        215,000      120,000      8,000(1)                -0-
President and Chief      2001        200,000      175,000      5,454(1)           431,118(2)
Executive Officer        2000        185,000      130,000      5,250(1)                -0-


Jay R. Hanamann          2002        128,326       70,000      8,000(1)           416,444(3)

Former Secretary,        2001        115,000      120,000      3,163(1)            40,184(2)
Treasurer and Chief      2000        105,500       97,000      4,875(1)                -0-
Financial Officer

(1)  Represents the Company matching amount to the 401(k) Plan.
(2)  Represents distributions from the Company's terminated pension plan.

(3) Represents the payment of $194,444, or the equivalent of $7.00 per share for the cancellation of options to purchase 48,611 shares, net of the strike price of $3.00 per share, and severance payments of $222,000 in accordance with Mr. Hanamann's termination agreement.


Option Grants in Last Fiscal Year
---------------------------------
The Company did not grant options to any of the named executive officers during the year ended January 31, 2003.

Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values
-----------------------------------------------------------------
The following table presents the value of unexercised options held by the named executive officers at January 31, 2003. No options were exercised in fiscal 2002 by the named executive officers. In connection with Mr. Hanamann's termination, the Company paid Mr. Hanamann $194,444, or the equivalent of $7.00 per share, for the cancellation of options to purchase 48,611 shares. Mr. Hanamann has no options remaining as of January 31, 2003.


                                                                           Number of                      Value of
                                                                       unexercised options           unexercised options
                                    Shares                               at fiscal year                at fiscal year
                                   acquired         Value                 end (shares)                     end ($)
                                      on           realized             Exercisable (E)/               Exercisable (E)/
Name                               exercise          ($)                Unexercisable (U)             Unexercisable (U)
----                               --------        --------             -----------------             -----------------
Alan J. Kastelic                     -0-             -0-                    97,222  E                   291,666 E (1)


(1) Valuewas calculated by subtracting the respective option exercise price from the fair market value of the Common Stock on January 31, 2003, which was the closing sale price of $6.00 per share as reported by the Over the Counter Bulletin Board.

Benefit Plans
-------------
The Company also has a retirement savings and thrift plan (401(k) plan) covering substantially all of its employees. Effective July 1, 2002, for each employee contribution to the 401(k) plan of up to 4% of the employee's annual compensation, the Company will match all of the employees' 401(k) contribution.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports concerning the ownership of the Company's Common Stock with the Securities and Exchange Commission and the Company. Based solely upon the information provided to the Company by individual directors and executive officers, the Company believes that during the fiscal year ended January 31, 2003 all of its directors and officers complied with the
Section 16(a) filing requirements.

Agreements with Named Executive Officers
----------------------------------------
In connection with the Company's acquisition of Construction Forms, Inc. ("ConForms") in June 1996, ConForms entered into an Employment Agreement with Alan J. Kastelic, pursuant to which ConForms agreed to employ Mr. Kastelic as the President and Chief Executive Officer of ConForms until June 30, 1998. Mr. Kastelic is also the President and Chief Executive Officer of the Company. The term of Mr. Kastelic's Employment Agreement is automatically renewed for successive one-year periods thereafter unless notice is given of non-renewal at least 30 days prior to the end of the then current term or unless earlier terminated in accordance with the provisions of the Employment Agreement. Under this Employment Agreement, Mr. Kastelic is entitled to receive a minimum base salary $147,000 per year and certain minimum performance bonuses and other benefits. If Mr. Kastelic's employment is terminated by the Company other than by reason of death, disability or cause or by Mr. Kastelic for good reason, then Mr. Kastelic is entitled to continue to receive his base salary and benefits for a period of twelve months. Mr. Kastelic's Employment Agreement also contains a covenant not to compete that is in effect during the term of his employment and during any period during which he receives severance compensation thereafter.

Also in connection with the Company's acquisition of ConForms in June 1996, ConForms entered into an Employment Agreement with Jay R. Hanamann, pursuant to which ConForms agreed to employ Mr. Hanamann as the Chief Financial Officer, Secretary and Treasurer of ConForms until June 30, 1998. Mr. Hanamann was the Chief Financial Officer, Secretary and Treasurer of the Company until December 31, 2002. On December 31, 2003, Mr. Hanamann and the Company mutually agreed to terminate Mr. Hanamann's employment by the Company ( including terminating his membership on the ConForm's Board of Directors.

In consideration of the mutual promises contained in the termination agreement, Mr. Hanamann was paid $194,444, or the equivalent of $7.00 per share for the cancellation of his 48,611 unexercised options. Mr. Hannamann was also paid $233,331 on December 30,2002, or $7.00 per share for the 33,333 Company shares he owned directly. Mr. Hanamann received severance payments of $93,666 in January 2003 and will receive an additional $128,334 in equal installments through December 31, 2003 subject to Mr. Hanamann's compliance with this agreement.

Compensation of Directors
-------------------------
Directors who are not executive officers of the Company each receive an annual retainer of $15,000. Directors of the Company do not receive additional compensation for attendance at Board of Directors meetings or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters


         The following table sets forth, as of March 31, 2003, the number of shares of Common Stock beneficially owned by (i) each director of the Company , (ii) each of the executive officers named in the Summary Compensation Table set forth above (except for Mr. Hanamann, whose shares were repurchased by the Company in connection with his termination agreement and who owns no shares as of March 31, 2003,
         (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock. The business address of all individuals listed below is 777 Maritime Drive, Port Washington, WI 53074-0308.

         Name and Address of                   Number of Shares                Percent
         Beneficial Owner                           Owned                      of Class
         ----------------                           -----                      --------
         Robert L. Cooney                          17,500                        1.1%

         William B. Finneran                    1,596,978 (1)(2)                74.7%

         Alan J. Kastelic                         163,889 (3)                    9.4%

         William C. Scott                          25,000 (4)                    1.5%

         Gregory L. Skaar                           7,000                         .4%

         All directors and executive
         officers as a group (5 in number)       1,810,367 (5)                  80.1%

-------------

(1) Includes a currently exercisable warrant to purchase 500,000 shares of Common Stock and excludes 9,740 shares owned by two Uniform Gifts to Minors Act accounts, each for the benefit of one of Mr. Finneran's children. Mr. Finneran disclaims beneficial ownership of the 9,740 shares for purposes of
     Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise.

(2) Based on information set forth in the indicated party's Schedule 13D or 13G as filed with the Securities and Exchange Commission and the Company.

(3) Includes a currently exercisable stock option to purchase 97,222 shares of Common Stock.

(4) Includes a currently exercisable stock option to purchase 25,000 shares of Common Stock.

(5) Includes currently exercisable stock options and warrants, which in the aggregate are exercisable for 622,222 shares of Common Stock.

                      Equity Compensation Plan Information

     The following table provides information as of January 31, 2003 about the Company's existing equity incentive plans, including individual arrangements.

                                                                                               Number of securities
                                                                                             remaining available for
                               Number of securities to                                        future issuance under
                                    be issued upon                Weighted-average             equity compensation
                                   the exercise of               exercise price of               plans (excluding
                                 outstanding options,           outstanding options,         securities reflected in
      Plan category              warrants and rights            warrants and rights             the first column)
--------------------------    ---------------------------    ---------------------------     -------------------------
Equity compensation
plans approved by
security holders                       500,000(1)                          $1.60                      200,000(2)

Equity compensation
plans not approved by
security holders                       124,556(3)                          $3.10                           --
                              ---------------------------    ---------------------------     -------------------------

Total                                  624,556                             $1.90                      200,000
                              ===========================    ===========================     =========================


(1) Consists of a warrant issued to William B. Finneran to purchase shares of Common Stock.

(2) Consists of shares available for grant under the 1999 Equity Incentive Plan. All of the available shares under the 1999 Equity Incentive Plan may be issued upon the exercise of stock options or granted as restricted stock or performance shares.

(3) Consists of options to purchase 99,556 shares of Common Stock granted to employees of the Company pursuant to individual stock option agreements dated June 21, 1996. All of such options are fully vested and expire on June 21, 2006. If any optionee's employment is terminated by the Company for cause (as defined) the options granted will immediately terminate. If an optionee's employment is terminated by the Company at any time for a reason other than for cause, or voluntarily by the optionee, or as a result of disability, the options will be exercisable for a period of three months from the date of termination. Also consists of options to purchase 25,000 shares of Common Stock granted to William
C. Scott pursuant to a stock option agreement dated October 15, 1997 and extended on October 1, 2002. All of the options are fully vested and expire on October 15, 2004. If Mr. Scott's service as a director terminates at any time, the options will be exercisable for a period of three months from the date of such termination.


Item 13. Certain Relationships and Related Transactions

Committees, Meetings and Attendance
-----------------------------------


Certain Transactions
--------------------
Mr. Finneran, Chairman of the Board of the Company, is not a full time employee of the Company; however, he has devoted considerable time to the search for acquisitions and consideration of the Company's current business operation. For fiscal 2002, Mr. Finneran received compensation of $112,000 for such services.



                                     Part IV

Item 14. Controls and Procedures

The Company carried out an evaluation, within 90 days prior to the filing date of this report, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

     The following consolidated financial statements of the Company and the report of independent auditors for the fiscal year ended January 31, 2003, are contained in Item 8:

     Report of Deloitte & Touche LLP, Independent Auditors

     Consolidated Balance Sheets, January 31, 2003 and 2002

     Consolidated Statements of Income and Comprehensive Income, Years Ended January 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders' Equity, Years Ended January 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows, Years Ended January 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements, Years Ended January 31, 2003, 2002 and 2001

(a)(2) Financial Statement Schedules:

     Schedules not included have been omitted because they are either not applicable or the information is presented in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on 8-K on December 4, 2002 announcing under Item 9 of that form the termination of the stock repurchase plan effective Monday, December 9, 2002. Edison's Board of Directors had previously authorized the repurchase of up to 750,000 shares of common stock effective on November 7, 2001. Edison has purchased a total of 718,295 for an aggregate purchase price of $4,940,565 under this plan.

(c)  Exhibits:

     The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Alan J. Kastelic
-------------------------
     Alan J. Kastelic
     President and Chief Executive Officer (Principal Executive Officer) April 22, 2003

By:  /s/ Gregory L. Skaar
-------------------------
     Gregory L. Skaar
     Chief Financial Officer (Principal Financial and Accounting Officer) April 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Edison Control Corporation and in the capacities and on the dates indicated:

/s/ William B. Finneran
-----------------------
William B. Finneran
Chairman of the Board and Director
April  22, 2003

/s/ Alan J. Kastelic
--------------------
Alan J. Kastelic
Director, President and Chief Executive Officer
April 22, 2003

/s/ Robert L. Cooney
--------------------
Robert L. Cooney
Director
April  22, 2003

/s/ William C. Scott
--------------------
William C. Scott
Director
April  22, 2003

                                 CERTIFICATIONS

I, Alan J. Kastelic, certify that:

1.   I have reviewed this annual report on Form 10-K of Edison Control
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Edison Control Corporation as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edison Control Corporation and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 22, 2003                          /s/ Alan J. Kastelic
                                        --------------------
                                        Alan J. Kastelic
                                        President and Chief Executive Officer

I, Gregory L. Skaar, certify that:

1.   I have reviewed this annual report on Form 10-K of Edison Control
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Edison Control Corporation as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edison Control Corporation and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




April 22, 2003                          /s/ Gregory L. Skaar
                                        --------------------
                                        Gregory L. Skaar
                                        Chief Financial Officer

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

10.11 Indemnity Agreement dated March 18, 2003 between the Company and William Scott.

10.12 Indemnity Agreement dated March 18, 2003 between the Company and Robert Cooney.

10.13    *     Termination Agreement dated August 20, 2002 between the Company and Mary E. McCormack

10.14    *     Termination Agreement dated December 27, 2002 between the Company and Jay R. Hanamann

21             Subsidiaries of Edison Control Corporation.

23             Consent of Independent Auditors.

99.1 Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated April 22, 2003

99.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated April 22, 2003

         *     Represents a management compensation plan.