Form 10-Q
period 2003-04-30
EDISON CONTROLS CORP
filed 2003-06-16
CIK 795968

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number  0-14812

                           EDISON CONTROL CORPORATION
             ------------------------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 1,638,595 as of April 30, 2003

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                          Part I Financial Information               -----------

Item 1: Financial Statements
        --------------------

        Condensed Consolidated Balance Sheets
          April 30, 2003 and January 31, 2003 (Unaudited)                2 - 3

        Condensed Consolidated Statements of Income and
          Comprehensive Income
          Three months ended April 30, 2003 and 2002 (Unaudited)             4

        Condensed Consolidated Statements of Cash Flows
          Three months ended April 30, 2003 and 2002 (Unaudited)         5 - 6

        Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                   7 - 10

Item 2: Management's Discussion and Analysis of Operations
        --------------------------------------------------
        and Financial Condition                                        10 - 12
        -----------------------

Item 3: Quantitative and Qualitative Disclosures About Risk            12 - 13
        ---------------------------------------------------

Item 4: Controls and Procedures                                             13
        -----------------------


                            Part II Other Information

Item 6: Exhibits and Reports on Form 8-K                               13 - 14

                                 Certifications

PART I.
Item 1
Financial Statements

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2003 and January 31, 2003
                                   (Unaudited)

                                                   April 30,       January 31,
                                                     2003             2003
                                                  -----------      -----------
ASSETS
Current Assets:
   Cash and cash equivalents                      $   396,263      $   586,520
   Trading securities                                  35,411           37,475
   Accounts receivable, net                         5,298,808        4,249,057
   Inventories, net                                 6,750,741        7,122,512
   Prepaid expenses and other assets                  283,282          297,017
   Deferred income taxes                              260,000          260,000
                                                  -----------      -----------

      Total current assets                         13,024,505       12,552,581

Deferred income taxes                                 685,000          685,000

Property, plant and equipment, net                  6,274,746        6,464,602

Goodwill                                            8,130,000        8,130,000
                                                  -----------      -----------


TOTAL ASSETS                                      $28,114,251      $27,832,183
                                                  ===========      ===========



                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2003 and January 31, 2003
                                   (Unaudited)

                                   (Continued)

                                                   April 30,       January 31,
                                                     2003             2003
                                                  -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Trade accounts payable                      $ 1,029,279      $ 1,001,981
      Accrued compensation                            669,917          962,812
      Taxes other than income taxes                    44,695           16,325
      Other accrued expenses                          491,181          438,822
      Income taxes payable                            208,227           34,045
      Current maturities on long-term debt            159,902          159,902
                                                  -----------      -----------
   Total current liabilities                        2,603,201        2,613,887

Long-term debt, less current maturities             4,948,363        5,100,801
                                                  -----------      -----------

Total Liabilities                                   7,551,564        7,714,688

Shareholders' Equity:
Preferred stock, $.01 par value: 1,000,000
 shares authorized, none issued
Common stock, $.01 par value: 20,000,000
 shares authorized, 2,390,223 shares issued            23,902           23,902
Additional paid-in capital                         11,363,219       11,363,219
Retained earnings                                  14,442,326       13,980,740
Accumulated other comprehensive (loss) income          (5,364)          11,030
                                                  -----------      -----------
                                                   25,824,083       25,378,891
Less treasury stock at cost:
   751,628 shares                                  (5,261,396)      (5,261,396)
                                                  -----------      -----------


Total Shareholders' Equity                         20,562,687       20,117,495
                                                  -----------      -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                            $28,114,251      $27,832,183
                                                  ===========      ===========


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (Unaudited)

                                                     2003             2002
                                                 -----------      -----------

NET SALES                                        $ 7,176,743      $ 6,855,369
COST OF GOODS SOLD                                 4,455,790        4,424,547
                                                 -----------      -----------

GROSS PROFIT                                       2,720,953        2,430,822

OTHER OPERATING EXPENSES:
   Selling, engineering and
    administrative expenses                        2,003,247        1,483,089
                                                 -----------      -----------
          Total other operating expenses           2,003,247        1,483,089
                                                 -----------      -----------

OPERATING INCOME                                     717,706          947,733

OTHER EXPENSE (INCOME):
   Interest expense                                   37,517           44,239
   Unrealized losses on trading securities             2,064            5,797
   Miscellaneous income                              (74,017)          (3,447)
                                                 -----------      -----------
          Total other (income) expense               (34,436)          46,589
                                                 -----------      -----------

INCOME BEFORE INCOME TAXES                           752,142          901,144

PROVISION FOR INCOME TAXES                           290,556          323,330
                                                 -----------      -----------

NET INCOME                                           461,586          577,814

OTHER COMPREHENSIVE (LOSS) INCOME -
   Foreign currency translation adjustment           (16,394)          85,859
                                                 -----------      -----------

COMPREHENSIVE INCOME                             $   445,192      $   663,673
                                                 ===========      ===========

NET INCOME PER SHARE:
Net income per share - basic                     $      0.28      $      0.32

Net income per share - diluted                   $      0.22      $      0.25


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (Unaudited)


                                                      2003           2002
                                                  -----------    -----------

OPERATING ACTIVITIES:
Net income                                        $   461,586    $   577,814
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      234,137        251,217
   Provision for doubtful accounts                     72,677        128,828
   Unrealized loss on trading securities                2,064          5,797

Changes in assets and liabilities:
   Accounts receivable                             (1,122,428)      (532,768)
   Inventories                                        371,771        142,810
   Prepaid expenses and other assets                   13,735         44,056
   Trade accounts payable                              27,298       (201,464)
   Accrued compensation                              (292,895)      (698,920)
   Taxes other than income taxes                       28,370         (2,490)
   Other accrued expenses                              52,359         47,208
   Deferred income taxes                                    0         (5,000)
   Income taxes payable                               174,182        278,962
                                                  -----------    -----------

   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                22,856         36,050
                                                  -----------    -----------

INVESTING ACTIVITIES:
   Additions to plant and equipment                   (44,281)      (245,040)
                                                  -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                 (44,281)      (245,040)
                                                  -----------    -----------


                                   (Continued)


                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (Unaudited)

                                   (Continued)


                                                         2003           2002
                                                     -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt          $        0     $  900,000
   Purchases of treasury stock                                0       (254,408)
   Payments on long-term debt                          (152,438)      (652,343)
                                                     ----------     ----------

NET CASH USED IN FINANCING ACTIVITIES                  (152,438)        (6,751)
                                                     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (16,394)        85,859
                                                     ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (190,257)      (129,882)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                 586,520        472,352
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  396,263     $  342,470
                                                     ==========     ==========



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes         $ 116,374      $  64,007
Cash paid during the period for interest                33,056         33,928




                             See Accompanying Notes.

                   EDISON CONTROL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending April 30, 2003 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ended January 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.

Note 2 -  Nature of Business

Principles of Consolidation - The consolidated financial statements include the accounts of Edison Control Corporation ("Edison") and subsidiaries, both of which subsidiaries are wholly owned by Edison (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - The Company is currently comprised of the following operations. Construction Forms ("ConForms") is a leading manufacturer and distributor of systems of pipes, couplings, hoses and other equipment used for the pumping of concrete. ConForms manufactures a wide variety of finished products which are used to create appropriate configurations of systems for various concrete pumps. Ultra Tech manufactures abrasion resistant piping systems for use in industries such as mining, pulp and paper, power and waste treatment. South Houston Hose ("SHH") is a distributor of industrial hose and fittings.

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

New Accounting Standards - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS No. 123. The Company adopted only the disclosure portion of SFAS No. 148. Thus, such statement will not have an impact on the Company's consolidated financial statements. There was no stock based compensation expense included in net income for the three months ended April 30, 2003 or 2002, respectively. There would have been no stock based compensation expense determined under the fair value based method for the three months ended April 30, 2003 or 2002.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosure regarding the Company's product warranty liability (see Note
5). Adoption of FIN No. 45 did not have an impact on the Company's consolidated financial statements.

Net Income Per Share - Reconciliation of the numerator and denominator of the basic and diluted per share computations for the three months ended April 30, 2003 and 2002 are summarized as follows:

                                                            2003         2002
Basic:                                                   ----------   ----------
   Net income  (numerator)                               $  461,586   $  577,814
   Weighted average shares outstanding (denominator)      1,638,595    1,786,064
   Net income per share - basic                          $     0.28   $     0.32
Diluted:
   Net income  (numerator)                               $  461,586   $  577,814
   Weighted average shares outstanding                    1,638,595    1,786,064
   Effect of dilutive securities:
           Stock options                                     57,803      136,727
Stock warrants                                              370,711      374,549
                                                         ----------   ----------
   Weighted average shares outstanding (denominator)      2,067,109    2,297,340

   Net income per share - diluted                        $     0.22   $     0.25

Note 3 - Segment Information

The Company's operating segments are organized based on the nature of products and services provided. A description of the nature of the segments' operations and their accounting policies is contained in Note 2. Segment information for the three months ended April 30, 2003 and 2002 follows:

                              2003                            2002
                   ---------------------------     ---------------------------
                       Net         Operating           Net         Operating
                      Sales      Income (Loss)        Sales      Income (Loss)
                   -----------   -------------     -----------   -------------
ConForms           $ 5,810,388    $ 1,214,060      $ 5,281,535    $ 1,020,382
Ultra Tech             795,869        137,262          927,466         27,147
SHH                    570,486        (26,544)         646,368          1,701
Edison                               (607,072)                       (101,497)
                   -----------    -----------      -----------    -----------
Total              $ 7,176,743    $   717,706      $ 6,855,369    $   947,733

Note 4 - Inventories

Inventories consisted of the following:
                                                        April 30,    January 31,
                                                          2003          2003
                                                      -----------   -----------
Raw Materials                                         $ 3,493,826   $ 3,639,169
Work-in-process                                         1,239,462     1,391,795
Finished Goods                                          2,147,453     2,206,548
                                                      -----------   -----------
                                                        6,880,741     7,237,512
Less-reserve to reduce carrying value to LIFO cost       (130,000)     (115,000)
                                                      -----------   -----------
Net inventories                                       $ 6,750,741   $ 7,122,512
                                                      ===========   ===========

Note 5  - Warranty Accrual

The Company provides warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. The Company calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of the Company's product warranty reserve for the three months ended April 30, 2003 and 2002:
                                            Three Months Ended April 30,
                                            ----------------------------
                                               2003              2002
Warranty Reserve:                           ----------        ----------
   Beginning of year balance                $  65,000         $ 120,000
   Additions                                   27,000            30,000
   Usage                                       (6,337)          (10,071)
   End of Period Balance                    $  85,663         $ 139,929


Note 6  - Going Private Transaction

On April 1, 2003, the Company filed a Form 8-K disclosing that its Board of Directors approved a proposal from its majority shareholder and Chairman of the Board and its Chief Executive Officer to engage in a going-private transaction. Such transaction is to be structured as a one-for-66,666 reverse stock split in which shareholders owning less than one share as a result of the reverse stock split will receive cash in an amount equal to $7.00 per pre-split share in lieu of receiving fractional shares. The Chairman and Chief Executive Officer together currently beneficially own 71% of the Company's common shares. In conjunction with the reverse stock split, the Company intends to enter into individual option cancellation agreements with each person holding options to acquire the Company's common stock (with the exception of the Chief Executive Officer, whose options will remain outstanding). It is anticipated that as a result of these transactions, the Chairman and Chief Executive Officer will remain as the only two shareholders of the Company. The terms and conditions of the reverse stock split and the cash consideration to be received by the Company's minority shareholders were unanimously approved by the Board of Directors (with the Chairman and Chief Executive Officer abstaining), based on the recommendation of a Special Committee composed entirely of disinterested directors.

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

Net sales for the three months ended April 30, 2003 increased $321,374 (4.7%) to $7,176,743 when compared with the same period of the prior year. ConForms sales increased by $528,853 compared with the same period of the prior year. This was partially offset by decreased Ultra Tech and SHH sales of $131,597 and $75,882, respectively. The ConForms increase was due to a softer concrete pumping accessories market for the three months of 2002 compared to the current year combined with a general 3% price increase for the ConForms division. The Ultra Tech decrease was due to lower project sales during the three months ended April 30, 2003 compared to the same period of the prior year. The decrease in the SHH sales was due to a decrease in large contract orders for the three months ended April 30, 2003 compared to the same period of the prior year.

As a percentage of net sales, gross profit margin for the three months ended April 30, 2003 was 37.9% compared to 35.5% for the same period last year. This was due largely to a price increase for ConForms combined with lower margins for Ultra Tech sales for the three months ended April 30, 2002 due to a higher mix of lower margin project sales. Selling, engineering and administrative expenses increased by $520,158 or 35.1% for the first three months of 2003 compared with the same period of the prior year. This is due primarily to legal and professional fees incurred as part of the Company's pending going-private transaction.

Interest expense decreased to $37,517 for the three months ended April 30, 2003 compared to $44,239 for the three months ended April 30, 2002 due to slightly lower debt balances combined with lower interest rates.

Miscellaneous income increased $70,570 from the prior year due largely to a settlement of $72,847 received by the Company in the first fiscal quarter of 2003 from Cendant Corporation litigation regarding previously recognized trading securities losses relating to Cendant Corporation.

The Company recorded tax expense of $290,556 for the three months ended April 30, 2003, which represents an estimated effective rate of 38.6% applied to pre-tax book income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement reporting purposes and the amounts used for income tax purposes.

Net income of $461,586, or $0.28 and $0.22 per share, basic and diluted, respectively, for the first three months of 2003 was a decrease of $116,228 (20.1%), from net income of $577,814, or $0.32 and $0.25 per share, basic and diluted, for the comparable period last year. The decrease in net income is due largely to higher selling, engineering and administrative expenses offset by higher ConForms' sales and higher margins on Ultra Tech sales for the three month period ended April 30, 2003 compared to the same period from the previous year.

Liquidity and Capital Resources

The Company generated $22,856 in cash from operations during the first three months of 2003, compared to cash generated from operations of $36,050 for the same period last year. The Company used $44,281 in cash to acquire capital equipment and $152,438 in payments of long-term debt. The result was a net decrease in cash and cash equivalents of $190,257 for the three months ended April 30, 2003 compared to a net decrease of $129,882 for the same period of the prior year.

The Company believes that it can fund proposed capital expenditures and operational requirements from operations and currently available cash and cash equivalents, and existing bank credit lines. Proposed capital expenditures for the fiscal year ending January 31, 2004 are expected to total approximately $735,000, compared to $569,977 for fiscal 2002.

The estimated total cost to cash-out fractional shares and options to acquire shares in the aforementioned going private transaction is expected to be approximately $3.5 million, excluding transaction costs. To fund the transaction, the Company has received a commitment, subject to customary limitations, for a $5 million five-year term loan secured by assets of the Company.

Critical Accounting Policies - The consolidated financial statements and related notes contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Edison Control Corporation considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's financial position, results of operations and cash flows.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and foreign currency risk. These risks include changes in U.S interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk
The Company's revolving credit borrowings and variable rate term loans, which totaled $5,050,000 as of April 30, 2003, are subject to interest rate risk. Most of the borrowings float at the prime rate or LIBOR plus a certain number of basis points. Based on the April 30, 2003 balance, an increase of one percent in the interest rate on the Company's loans would cause interest expense to increase by approximately $50,500 or $0.02 per diluted share, net of taxes, on an annual basis. The Company currently does not use derivatives to fix variable rate interest obligations.

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

PART II.

Item 6.
Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, dated June 16, 2003

     99.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, dated June 16, 2003

(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter to which this report relates:

o On March 12, 2003, the Company disclosed under Item 9 preliminary results for 2002 and a press release regarding receipt of a "going private" proposal from its majority shareholder and Chairman of the Board, William
     B. Finneran, and its Chief Executive Officer, Alan J. Kastelic.

o On April 2, 2003, the Company disclosed under Item 9 that its board had approved a "going private" proposal.

o On April 9, 2003, the Company disclosed under Item 9 that its board had approved amendments to the "going private" proposal.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EDISON CONTROL CORPORATION
                                                (Registrant)



Date: June 16, 2003                             /s/  Gregory L. Skaar
                                                --------------------------
                                                Gregory L. Skaar
                                                (Chief Financial Officer)

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


June 16, 2003                         /s/ Alan J. Kastelic
                                      -------------------------------------
                                      Alan J. Kastelic
                                      President and Chief Executive Officer

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

June 16, 2003                                     /s/ Gregory L. Skaar
                                                  --------------------------
                                                  Gregory L. Skaar
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   99.1 Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss.1350, dated June 16, 2003

   99.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, dated June 16, 2003